Form 10-Q
period 1996-03-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-B LP
filed 1996-05-14
CIK 887425

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                    OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 33-47668-02

         SOUTHWEST ROYALTIES INSTITUTIONAL 1992-93 INCOME PROGRAM
         Southwest Royalties Institutional Income Fund XI-B, L.P.
                  (Exact name of registrant as specified
                   in its limited partnership agreement)

Delaware                                           75-2427289
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)


                       407 N. Big Spring, Suite 300
                           Midland, Texas 79701
                 (Address of principal executive offices)

                              (915) 686-9927
                      (Registrant's telephone number,
                           including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes   X   No

         The total number of pages contained in this report is 12.

PAGE

                      PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995 which are found in the Registrant's Form 10-K Report for 1995 filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet included herein has been taken from the Registrant's 1995 Form 10-K Report. Operating results for the three month period ended
March 31, 1996 are not necessarily indicative of the results that may be expected for the full year.

PAGE

         Southwest Royalties Institutional Income Fund XI-B, L.P.

                              Balance Sheets


                                                 March 31,     December 31,
                                                   1996            1995
                                                 ---------     ------------
                                                (unaudited)

    Assets

Current assets:
  Cash and cash equivalents                   $     96,025         96,063
  Receivable from Managing General
   Partner                                          76,075         50,110
                                                 ---------      ---------
    Total current assets                           172,100        146,173
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  2,008,569      2,008,569
  Less accumulated depreciation,
   depletion and amortization                      390,000        344,000
                                                 ---------      ---------
    Net oil and gas properties                   1,618,569      1,664,569
                                                 ---------      ---------
Organization costs, net of
 amortization                                       23,787         25,092
                                                 ---------      ---------
                                              $  1,814,456      1,835,834
                                                 =========      =========

    Liabilities and Partners' Equity

Current liabilities:
  Accounts payable                            $      5,300          -
  Distribution payable                                  27             29
                                                 ---------      ---------
    Total current liabilities                        5,327             29
                                                 ---------      ---------
Partners' equity:
  General partners                                   7,855          5,792
  Limited partners                               1,801,274      1,830,013
                                                 ---------      ---------
    Total partners' equity                       1,809,129      1,835,805
                                                 ---------      ---------
                                              $  1,814,456      1,835,834
                                                 =========      =========




PAGE

         Southwest Royalties Institutional Income Fund XI-B, L.P.

                         Statements of Operations
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1996       1995
                                                         ----       ----

    Revenues

Net profits interests                               $    80,578     66,297
Interest income                                              35         65
Interest income on capital
 contributions                                              642      1,304
                                                        -------    -------
                                                         81,255     67,666
                                                        -------    -------

    Expenses

General and administrative                               17,488     16,058
Depreciation, depletion and
 amortization                                            47,305     39,305
                                                        -------    -------
                                                         64,793     55,363
                                                        -------    -------
Net income                                          $    16,462     12,303
                                                        =======    =======
Net income allocated to:

  Managing General Partner                          $     5,681      4,527
                                                        =======    =======
  General partner                                   $       631        503
                                                        =======    =======
  Limited partners                                  $    10,150      7,273
                                                        =======    =======
    Per limited partner unit                        $      2.09       1.50
                                                        =======    =======













PAGE

         Southwest Royalties Institutional Income Fund XI-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1996       1995
                                                         ----       ----

Cash flows from operating activities:

  Cash received from oil and gas sales              $    54,613     76,279
  Cash paid to suppliers                                (12,188)   (11,767)
  Interest received                                         677      1,379
                                                        -------    -------
    Net cash provided by operating
     activities                                          43,102     65,891
                                                        -------    -------
Cash flows used in investing activities:

  Additions to oil and gas properties                      -       (38,232)
                                                        -------    -------
Cash flows used in financing activities:

  Distributions to partners                             (43,140)   (21,947)
                                                        -------    -------
  Net increase (decrease) in cash                           (38)     5,712

Cash and cash equivalents:
  Beginning of period                                    96,063    217,111
                                                        -------    -------
  End of period                                     $    96,025    222,823
                                                        =======    =======

                                                                (continued)








PAGE

         Southwest Royalties Institutional Income Fund XI-B, L.P.

                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1996       1995
                                                         ----       ----

Reconciliation of net income to
 net cash provided by operating
 activities:

Net income                                          $    16,462     12,303

Adjustments to reconcile net income
 to net cash provided by operating
 activities:

  Depletion, depreciation and
   amortization                                          47,305     39,305
  Increase (decrease) in receivables                    (25,965)     9,992
  Increase in payables                                    5,300      4,291
                                                        -------    -------
Net cash provided by operating
 activities                                         $    43,102     65,891
                                                        =======    =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Southwest Royalties Institutional Income Fund XI-B, L.P. was organized as a Delaware limited partnership on August 13, 1993. The offering of such limited partnership interests began October 25, 1993, as part of a shelf offering registered under the name Southwest Royalties Institutional 1992-93 Income Program. Minimum capital requirements for the Partnership were met on December 8, 1993, with the offering of limited partnership interests concluding April 20, 1994, with total limited partner contributions of $2,425,500.

The Partnership was formed to acquire royalty and net profits interests in producing oil and gas properties, to produce and market crude oil and natural gas produced from such properties and to distribute any net proceeds from operations to the general and limited partners. Net revenues from producing oil and gas properties will not be reinvested in other revenue producing assets except to the extent that producing facilities and wells are reworked or where methods are employed to improve or enable more efficient recovery of oil and gas reserves. The economic life of the Partnership will thus depend on the period over which the Partnership's oil and gas reserves are economically recoverable.

Increases or decreases in Partnership revenues and, therefore, distributions to partners will depend primarily on changes in the prices received for production, changes in volumes of production sold, lease operating expenses, enhanced recovery projects, offset drilling activities pursuant to farm-out arrangements, sales of properties, and the depletion of wells. Since wells deplete over time, production can generally be expected to decline from year to year.

Well operating costs and general and administrative costs usually decrease with production declines; however, these costs may not decrease proportionately. Net income available for distribution to the partners is therefore expected to fluctuate in later years based on these factors.

As of March 31, 1996, the Partnership had utilized approximately $2,008,600 of limited partner capital contributions to acquire interests in oil and gas properties. This represents 96% of the limited partner capital contributions available to acquire producing properties. The available capital contributions are being held in an interest bearing account. During the quarter ended March 31, 1996, the Partnership earned $642 on funds held in such interest bearing account.

PAGE

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 1996 and 1995

The following table provides certain information regarding performance factors for the quarters ended March 31, 1996 and 1995:

                                               Three Months
                                                  Ended         Percentage
                                                 March 31,       Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   18.07     16.96       7%
Average price per mcf of gas              $    1.85      1.65      12%
Oil production in barrels                     5,100     4,200      21%
Gas production in mcf                        34,300    32,100       7%
Income from net profits interests         $  80,578    66,297      22%
Partnership distributions                 $  43,138    22,147      95%
Limited partner distributions             $  38,888    20,074      94%
Per unit distribution to limited
 partners                                 $    8.02      4.14      94%
Number of limited partner units               4,851     4,851

Revenues

The Partnership's income from net profits interests increased to $80,578 from $66,297 for the quarters ended March 31, 1996 and 1995, respectively, an increase of 22%. The principal factors affecting the comparison of the quarters ended March 31, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995 by 7%, or $1.11 per barrel, resulting in an increase of approximately $4,700 in income from net profits interests. Oil sales represented 59% of total oil and gas sales during the quarter ended March 31, 1996 as compared to 58% during the quarter ended March 31, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 12%, or $.20 per mcf, resulting in an increase of approximately $6,400 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $11,100. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 900 barrels or 21% during the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995, resulting in an increase of approximately $16,300 in income from net profits interests.

    Gas production increased approximately 2,200 mcf or 7% during the same period, resulting in an increase of approximately $4,100 in income from net profits interests.

    The total increase in income from net profits interests due to the change in production is approximately $20,400. The increase is a result of an acquisition with an effective date of June 1995.

3. Lease operating costs and production taxes were 28% higher, or approximately $16,600 more during the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995. The increase is a result of an acquisition with an effective date of June 1995 and higher production taxes due to the increase in oil and gas revenues.

Costs and Expenses

Total costs and expenses increased to $64,793 from $55,363 for the quarters ended March 31, 1996 and 1995, respectively, an increase of 17%. The increase is the result of higher general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 9% or approximately $1,400 during the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995.

2. Depletion expense increased to $46,000 for the quarter ended March 31, 1996 from $38,000 for the same period in 1995. This represents an increase of 21%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Consequently, depletion will generally fluctuate in direct relation to oil and gas revenues. As noted above, oil and gas revenues increased due to an increase in price and production for the quarter ended March 31, 1996 as compared to the same period for 1995. Depletion reflected a comparable increase.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $43,100 in the three months ended March 31, 1996 as compared to approximately $65,900 in the three months ended March 31, 1995. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were none in the three months ended March 31, 1996 as compared to approximately $38,200 in the three months ended March 31, 1995.

Cash flows used in financing activities were approximately $43,100 in the three months ended March 31, 1996 as compared to approximately $21,900 in the three months ended March 31, 1995. The only use in financing activities was the distributions to partners.

Total distributions during the three months ended March 31, 1996 were $43,138 of which $38,888 was distributed to the limited partners and $4,250 to the general partners. The per unit distribution to limited partners during the three months ended March 31, 1996 was $8.02. Total distributions during the three months ended March 31, 1995 were $22,147 of which $20,074 was distributed to the limited partners and $2,073 was distributed to the general partners. The per unit distribution to limited partners during the three months ended March 31, 1995 was $4.14.

The source for the 1996 distributions of $43,138 was oil and gas operations of approximately $43,100, with the balance from available cash on hand at the beginning of the period. The source for the 1995 distributions of $22,147 was oil and gas operations of approximately $65,900, offset by additions of oil and gas properties of approximately $38,200, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $334,738 have been made to the partners. As of March 31, 1996, $305,812 or $63.04 per limited partner unit has been distributed to the limited partners, representing a 13% return of the capital contributed.

As of March 31, 1996, the Partnership had approximately $166,800 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

PAGE

                       PART II. - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matter to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  None
          (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

PAGE

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SOUTHWEST ROYALTIES INSTITUTIONAL
                              INCOME FUND XI-B, L.P.
                              a Delaware limited partnership


                              By:  Southwest Royalties, Inc.
                                   Managing General Partner


                              By:  /s/ Bill E. Coggin
                                   ------------------------------
                                   Bill E. Coggin, Vice President
                                   and Chief Financial Officer


Date:  May 11, 1996