Form 10-Q
period 1996-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-B LP
filed 1996-08-13
CIK 887425

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

                             Yes   X   No

          The total number of pages contained in this report is 14.

                       PART I. - FINANCIAL INFORMATION


Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995 which are found in the Registrant's Form 10-K Report for 1995 filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet included herein has been taken from the Registrant's 1995 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year.

          Southwest Royalties Institutional Income Fund XI-B, L.P.

                               Balance Sheets


                                                  June 30,       December 31,
                                                    1996            1995
                                                 ---------       ------------
                                                (unaudited)

     Assets

Current assets:
  Cash and cash equivalents                   $      40,147          96,063
  Receivable from Managing
   General Partner                                   84,034          50,110
  Distribution receivable                                70            -
                                                  ---------       ---------
    Total current assets                            124,251         146,173
                                                  ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                   2,008,569       2,008,569
  Less accumulated depreciation,
    depletion and amortization                      435,000         344,000
                                                  ---------       ---------
    Net oil and gas properties                    1,573,569       1,664,569
                                                  ---------       ---------
Organization costs, net                              22,482          25,092
                                                  ---------       ---------

                                              $   1,720,302       1,835,834
                                                  =========       =========
     Liabilities and Partners' Equity

Current liability- Distribution payable       $        -                 29
                                                  ---------       ---------

Partner equity:
  General partners                                   12,574           5,792
  Limited partners                                1,707,728       1,830,013
                                                  ---------       ---------
    Total partners' equity                        1,720,302       1,835,805
                                                  ---------       ---------
                                              $   1,720,302       1,835,834
                                                  =========       =========

          Southwest Royalties Institutional Income Fund XI-B, L.P.

                          Statements of Operations
                                 (unaudited)


                                  Three Months Ended      Six Months Ended
                                        June 30,              June 30,
                                    1996       1995       1996       1995

     Revenues

Income from net profits
 interests                     $    85,368     73,570     165,946    139,867
Interest income on capital
 contributions                         253      1,435         895      2,760
Interest income from
 operations                            587        171         622        215
                                   -------    -------     -------    -------
                                    86,208     75,176     167,463    142,842
                                   -------    -------     -------    -------

     Expenses

General and administrative          10,759     12,342      28,249     28,400
Depreciation, depletion and
  amortization                      46,305     51,305      93,610     90,610
                                   -------    -------     -------    -------
                                    57,064     63,647     121,859    119,010
                                   -------    -------     -------    -------
Net income                     $    29,144     11,529      45,604     23,832
                                   =======    =======     =======    =======
Net income allocated to:

  Managing General Partner     $     6,768      5,526      12,449     10,051
                                   =======    =======     =======    =======
  General Partner              $       752        614       1,383      1,117
                                   =======    =======     =======    =======
  Limited Partners             $    21,624      5,389      31,772     12,664
                                   =======    =======     =======    =======
    Per limited partner
     unit                      $      4.46       1.11        6.55       2.61
                                   =======    =======     =======    =======

          Southwest Royalties Institutional Income Fund XI-B, L.P.

                          Statements of Cash Flows
                                 (unaudited)


                                                          Six Months Ended
                                                               June 30,
                                                           1996       1995

Cash flows from operating activities:

  Cash received from oil and gas sales               $    132,022     74,795
  Cash paid to suppliers                                  (28,249)   (28,398)
  Interest received                                         1,517      3,112
                                                          -------    -------
    Net cash provided by operating
      activities                                          105,290     49,509
                                                          -------    -------
Cash flows used in investing activities:

  Additions to oil and gas properties                        -       (18,588)
                                                          -------    -------
Cash flows used in financing activities:

  Distributions to partners                              (161,206)   (99,117)
                                                          -------    -------
Net decrease in cash and cash equivalents                 (55,916)   (68,196)

  Beginning of period                                      96,063    217,111
                                                          -------    -------
  End of period                                      $     40,147    148,915
                                                          =======    =======

                                                                  (continued)

          Southwest Royalties Institutional Income Fund XI-B, L.P.

                                 (unaudited)


                                                          Six Months Ended
                                                               June 30,
                                                           1996       1995

Reconciliation of net income to
  net cash provided by operating
  activities:

Net income                                           $     45,604     23,832

Adjustments to reconcile net income
  to net cash provided by operating
  activities:

    Depreciation, depletion and
     amortization                                          93,610     90,610
    Increase in receivables                               (33,924)   (64,935)
    Increase in payables                                     -             2
                                                         --------   --------
Net cash provided by operating                       $    105,290     49,509
  activities                                              =======    =======

Supplemental schedule of noncash
  financing and investing activities:

Oil and gas properties included in
  accounts payable                                   $       -       90,002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Southwest Royalties Institutional Income Fund XI-B, L.P. was organized as a Delaware limited partnership on August 31, 1993. The offering of such limited partnership interests began October 25, 1993, as part of a shelf offering registered under the name Southwest Royalties Institutional 1992-93 Income Program. Minimum capital requirements for the Partnership were met on December 8, 1993, with the offering of limited partnership interests concluding August 20, 1994, with total limited partner contributions of $2,425,500.

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

As of June 30, 1996, the Partnership had utilized approximately $2,008,600 of limited partner capital contributions to acquire interests in oil and gas properties. All excess capital, $89,489, has been distributed to the limited partners in proportion to their capital contributions as a return of capital.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1996 and 1995

The following table provides certain information regarding performance factors for the quarters ended June 30, 1996 and 1995:

                                                 Three Months
                                                    Ended         Percentage
                                                   June 30,        Increase
                                                1996      1995    (Decrease)
                                                ----      ----    ----------

Average price per barrel of oil           $   20.93      17.97        16%
Average price per mcf of gas              $    2.09       1.51        38%
Oil production in barrels                     3,900      4,500       (13%)
Gas production in mcf                        33,000     49,500       (33%)
Income from net profits interests         $  85,368     73,570        16%
Partnership distributions                 $ 117,969     77,077        53%
Limited partner distributions             $  115,169    69,524        66%
Per unit distribution to limited
 partners                                 $   23.74      14.33        66%
Number of limited partner units               4,851      4,851


Revenues

The Partnership's income from net profits interests increased to $85,368 from $73,570 for the quarters ended June 30, 1996 and 1995, respectively, an increase of 16%. The principal factors affecting the comparison of the quarters ended June 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995 by 16%, or $2.96 per barrel, resulting in an increase of approximately $13,300 in income from net profits interests. Oil sales represented 54% of total oil and gas sales during the quarter ended June 30, 1996 as compared to 52% during the quarter ended June 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 38%, or $.58 per mcf, resulting in an increase of approximately $28,700 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $42,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 600 barrels or 13% during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995, resulting in a decrease of approximately $12,600 in income from net profits interests.

    Gas production decreased approximately 16,500 mcf or 33% during the same period, resulting in a decrease of approximately $34,500 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $47,100. The decrease is primarily a result of surface problems.

3. Lease operating costs and production taxes were 22% lower, or approximately $18,000 less during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995. The decrease is primarily a result of workover costs incurred in 1995.

Costs and Expenses

Total costs and expenses decreased to $57,064 from $63,647 for the quarters ended June 30, 1996 and 1995, respectively, a decrease of 10%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 13% or approximately $1,600 during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995.

2. Depletion expense decreased to $45,000 for the quarter ended June 30, 1996 from $50,000 for the same period in 1995. This represents a decrease of 10%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Consequently, depletion will generally fluctuate in direct relation to oil and gas revenues. As noted above, oil and gas revenues declined due to a decrease in production for the quarter ended June 30, 1996 as compared to the same period for 1995. Depletion reflected a comparable decline.

B.  General Comparison of the Six Month Periods Ended June 30, 1996 and 1995

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1996 and 1995:


                                                  Six Months
                                                    Ended         Percentage
                                                   June 30,        Increase
                                                1996      1995    (Decrease)
                                                ----      ----    ----------

Average price per barrel of oil           $   19.31      17.48        10%
Average price per mcf of gas              $    1.96       1.57        25%
Oil production in barrels                     9,000      8,800         2%
Gas production in mcf                        67,300     81,600       (18%)
Income from net profits interests         $ 165,946    139,867        19%
Partnership distributions                 $ 161,107     99,224        62%
Limited partner distributions             $ 154,057     89,598        72%
Per unit distribution to limited
 partners                                 $   31.76      18.47        72%
Number of limited partner units               4,851      4,851

Revenues

The Partnership's income from net profits interests increased to $165,946 from $139,867 for the six months ended June 30, 1996 and 1995, respectively, an increase of 19%. The principal factors affecting the comparison of the six months ended June 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 by 10%, or $1.83 per barrel, resulting in an increase of approximately $16,100 in income from net profits interests. Oil sales represented 57% of total oil and gas sales during the six months ended June 30, 1996 as compared to 55% during the six months ended June 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 25%, or $.39 per mcf, resulting in an increase of approximately $31,800 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $47,900. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 200 barrels or 2% during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, resulting in an increase of approximately $3,900 in income from net profits interests.

    Gas production decreased approximately 14,300 mcf or 18% during the same period, resulting in a decrease of approximately $28,000 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in production is approximately $24,100. The decrease is primarily a result of surface problems.

3. Lease operating costs and production taxes were 1% lower, or approximately $1,400 less during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

Costs and Expenses

Total costs and expenses increased to $121,859 from $119,010 for the six months ended June 30, 1996 and 1995, respectively, an increase of 2%. The increase is the result of an increase in depletion expense, offset by a decline in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $200 during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

2. Depletion expense increased to $91,000 for the six months ended June 30, 1996 from $88,000 for the same period in 1995. This represents an increase of 3%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Consequently, depletion will generally fluctuate in direct relation to oil and gas revenues. As noted above, oil and gas revenues increased due to an increase in price for the six months ended June 30, 1996 as compared to the same period for 1995. Depletion reflected a comparable increase.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $105,300 in the six months ended June 30, 1996 as compared to approximately $49,500 in the six months ended June 30, 1995. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were none in the six months ended June 30, 1996 as compared to approximately $18,600 in the six months ended June 30, 1995.

Cash flows used in financing activities were approximately $161,200 in the six months ended June 30, 1996 as compared to approximately $99,100 in the six months ended June 30, 1995. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1996 were $161,107 of which $154,057 was distributed to the limited partners and $7,050 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1996 was $31.76. Total distributions during the six months ended June 30, 1995 were $99,224 of which $89,598 was distributed to the limited partners and $9,626 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1995 was $18.47.

The sources for the 1996 distributions of $161,107 were oil and gas operations of approximately $105,300 and the excess capital of $89,489, resulting in excess cash for contingencies or subsequent distribution. The source for the 1995 distributions of $99,224 was oil and gas operations of approximately $49,500, offset by additions to oil and gas properties of approximately $18,600, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $452,707 have been made to the partners. As of June 30, 1996, $420,981 or $86.78 per limited partner unit has been distributed to the limited partners, representing a 17% return of the capital contributed.

As of June 30, 1996, the Partnership had approximately $124,300 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

                                  SOUTHWEST ROYALTIES INSTITUTIONAL
                                  INCOME FUND XI-B, L.P.
                                  a Delaware limited partnership


                                  By:   Southwest Royalties, Inc.
                                        Managing General Partner


Date: August 12, 1996             By:   /s/ Bill E. Coggin
                                        Bill E. Coggin, Vice President
                                        and Chief Financial Officer