Form 10-Q
period 1996-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-B LP
filed 1996-11-13
CIK 887425

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

                      PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995 which are found in the Registrant's Form 10-K Report for 1995 filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet included herein has been taken from the Registrant's 1995 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund XI-B, L.P.

                              Balance Sheets


                                               September 30,   December 31,
                                                   1996            1995
                                               -------------   ------------
                                                (unaudited)

     Assets

Current assets:
  Cash and cash equivalents                  $      7,426          96,063
  Receivable from Managing
   General Partner                                115,796          50,110
  Distribution receivable                              14            -
                                                ---------       ---------
    Total current assets                          123,236         146,173
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 2,008,569       2,008,569
  Less accumulated depreciation,
   depletion and amortization                     478,000         344,000
                                                ---------       ---------
    Net oil and gas properties                  1,530,569       1,664,569
                                                ---------       ---------
Organization costs, net                            16,222          25,092
                                                ---------       ---------

                                             $  1,670,027       1,835,834
                                                =========       =========
     Liabilities and Partners' Equity

Current liability- Distribution payable      $       -                 29
                                                ---------       ---------

Partner equity:
  General partners                                 12,498           5,792
  Limited partners                              1,657,529       1,830,013
                                                ---------       ---------
    Total partners' equity                      1,670,027       1,835,805
                                                ---------       ---------
                                             $  1,670,027       1,835,834
                                                =========       =========

         Southwest Royalties Institutional Income Fund XI-B, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended     Nine Months Ended
                                    September 30,         September 30,
                                   1996       1995      1996       1995

     Revenues

Income from net profits
 interests                    $    63,737     76,231    229,683    216,097
Interest income on capital
 contributions                       -           856        642      3,830
Interest income from
 operations                           401       -         1,276       -
Miscellaneous income               41,666       -        41,666       -
                                  -------    -------    -------    -------
                                  105,804     77,087    273,267    219,927
                                  -------    -------    -------    -------

     Expenses

General and administrative         10,818     10,480     39,068     38,877
Depreciation, depletion and
 amortization                      46,128     45,305    139,738    135,915
                                  -------    -------    -------    -------
                                   56,946     55,785    178,806    174,792
                                  -------    -------    -------    -------
Net income                    $    48,858     21,302     94,461     45,135
                                  =======    =======    =======    =======
Net income allocated to:

  Managing General Partner    $     8,549      5,918     21,020     15,950
                                  =======    =======    =======    =======
  General Partner             $       950        657      2,336      1,772
                                  =======    =======    =======    =======
  Limited Partners            $    39,359     14,727     71,105     27,413
                                  =======    =======    =======    =======
    Per limited partner
     unit                     $      8.11       3.04      14.66       5.65
                                  =======    =======    =======    =======

         Southwest Royalties Institutional Income Fund XI-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                         1996       1995

Cash flows from operating activities:

  Cash received from oil and gas sales              $   205,663    215,770
  Cash paid to suppliers                                (39,068)   (39,010)
  Interest received                                       1,918      3,967
                                                        -------    -------
    Net cash provided by operating
     activities                                         168,513    180,727
                                                        -------    -------
Cash flows from investing activities:

  Additions to oil and gas properties                       -     (108,590)
  Refund of organization costs                            3,132       -
                                                        -------    -------
    Net cash provided by (used in)
     investing activities                                 3,132   (108,590)
                                                        -------    -------
Cash flows used in financing activities:

  Distributions to partners                            (260,282)  (186,214)
                                                        -------    -------
Net decrease in cash and cash equivalents               (88,637)  (114,077)

  Beginning of period                                    96,063    217,111
                                                        -------    -------
  End of period                                     $     7,426    103,034
                                                        =======    =======

                                                                (continued)

         Southwest Royalties Institutional Income Fund XI-B, L.P.

                                (unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                         1996       1995

Reconciliation of net income to
 net cash provided by operating
  activities:

Net income                                          $    94,461     45,135

Adjustments to reconcile net income
 to net cash provided by operating
  activities:

    Depreciation, depletion and
     amortization                                       139,738    135,915
    Increase in receivables                             (65,686)      (190)
    Decrease in payables                                   -          (133)
                                                        --------   --------
Net cash provided by operating
 activities                                         $   168,513    180,727
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

As of September 30, 1996, the Partnership had utilized approximately $2,008,600 of limited partner capital contributions to acquire interests in oil and gas properties. All excess capital, $89,489, and the associated organization costs of $3,132, has been distributed to the limited partners in proportion to their capital contributions as a return of capital.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1996 and 1995

The following table provides certain information regarding performance factors for the quarters ended September 30, 1996 and 1995:

                                               Three Months
                                                  Ended         Percentage
                                               September 30,     Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil         $   21.68     16.46        32%
Average price per mcf of gas            $    1.83      1.59        15%
Oil production in barrels                   3,800     4,800       (21%)
Gas production in mcf                      34,000    40,000       (15%)
Income from net profits interests       $  63,737    76,231       (16%)
Partnership distributions               $  99,132    87,008        14%
Limited partner distributions           $  89,532    78,408        14%
Per unit distribution to limited
 partners                               $   18.46     16.16        14%
Number of limited partner units             4,851     4,851


Revenues

The Partnership's income from net profits interests decreased to $63,737 from $76,231 for the quarters ended September 30, 1996 and 1995, respectively, a decrease of 16%. The principal factors affecting the comparison of the quarters ended September 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995 by 32%, or $5.22 per barrel, resulting in an increase of approximately $25,100 in income from net profits interests. Oil sales represented 57% of total oil and gas sales during the quarter ended September 30, 1996 as compared to 55% during the quarter ended September 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 15%, or $.24 per mcf, resulting in an increase of approximately $9,600 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $34,700. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,000 barrels or 21% during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995, resulting in a decrease of approximately $21,700 in income from net profits interests.

    Gas production decreased approximately 6,000 mcf or 15% during the same period, resulting in a decrease of approximately $11,000 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $32,700. The decrease is primarily a result of surface problems.

3. Lease operating costs and production taxes were 22% higher, or approximately $14,500 more during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995. The increase is a result of post closing costs incurred in 1996 on an acquisition effective in 1995.

Costs and Expenses

Total costs and expenses increased to $56,946 from $55,785 for the quarters ended September 30, 1996 and 1995, respectively, an increase of 2%. The increase is the result of higher general and administrative expense, offset by a decline in depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 3% or approximately $300 during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995.

2. Depletion expense decreased to $43,000 for the quarter ended September 30, 1996 from $44,000 for the same period in 1995. This represents a decrease of 2%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

B.  General Comparison of the Nine Month Periods Ended September 30, 1996 and
    1995

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1996 and 1995:


                                                Nine Months
                                                  Ended         Percentage
                                               September 30,     Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil         $   20.01     17.12       17%
Average price per mcf of gas            $    1.92      1.57       22%
Oil production in barrels                  12,800    13,500       (5%)
Gas production in mcf                     101,300   121,600      (17%)
Income from net profits interests       $ 229,683   216,097        6%
Partnership distributions               $ 260,239   186,232       40%
Limited partner distributions           $ 243,589   168,006       45%
Per unit distribution to limited
 partners                               $   50.21     34.63       45%
Number of limited partner units             4,851     4,851


Revenues

The Partnership's income from net profits interests increased to $229,683 from $216,097 for the nine months ended September 30, 1996 and 1995, respectively, an increase of 6%. The principal factors affecting the comparison of the nine months ended September 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 by 17%, or $2.89 per barrel, resulting in an increase of approximately $39,000 in income from net profits interests. Oil sales represented 57% of total oil and gas sales during the nine months ended September 30, 1996 as compared to 55% during the nine months ended September 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 22%, or $.35 per mcf, resulting in an increase of approximately $42,600 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $81,600. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 700 barrels or 5% during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, resulting in a decrease of approximately $14,000 in income from net profits interests.

    Gas production decreased approximately 20,300 mcf or 17% during the same period, resulting in a decrease of approximately $39,000 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $53,000. The decrease is primarily a result of surface problems.

3. Lease operating costs and production taxes were 6% higher, or approximately $13,200 more during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The increase is a result of post closing costs incurred in 1996 on an acquisition effective during 1995.

Costs and Expenses

Total costs and expenses increased to $178,806 from $174,792 for the nine months ended September 30, 1996 and 1995, respectively, an increase of 2%. The increase is the result of higher general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased less than 1% or approximately $200 during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

2. Depletion expense increased to $134,000 for the nine months ended September 30, 1996 from $132,000 for the same period in 1995. This represents an increase of 2%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $168,500 in the nine months ended September 30, 1996 as compared to approximately $180,700 in the nine months ended September 30, 1995. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows provided by (used in) investing activities were approximately $3,100 in the nine months ended September 30, 1996 as compared to approximately $(108,600) in the nine months ended September 30, 1995. The principle source of the 1996 cash flow from investing activities was the refund of organization costs.

Cash flows used in financing activities were approximately $260,300 in the nine months ended September 30, 1996 as compared to approximately $186,200 in the nine months ended September 30, 1995. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1996 were $260,239 of which $243,589 was distributed to the limited partners and $16,650 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1996 was $50.21. Total distributions during the nine months ended September 30, 1995 were $186,232 of which $168,006 was distributed to the limited partners and $18,226 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1995 was $34.63.

The sources for the 1996 distributions of $260,239 were oil and gas operations of approximately $168,500 and the refund of organization costs of approximately $3,100, with the balance from available cash on hand at the beginning of the period. The source for the 1995 distributions of $186,232 was oil and gas operations of approximately $180,700, offset by the additions of oil and gas properties of approximately $108,600, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $551,839 have been made to the partners. As of September 30, 1996, $510,513 or $105.24 per limited partner unit has been distributed to the limited partners, representing a 21% return of the capital contributed.

As of September 30, 1996, the Partnership had approximately $123,200 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.    Legal Proceedings

           None

Item 2.    Changes in Securities

           None

Item 3.    Defaults Upon Senior Securities

           None

Item 4.    Submission of Matter to a Vote of Security Holders

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           (a) Financial Data Schedule
           (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

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

                                 SOUTHWEST ROYALTIES INSTITUTIONAL
                                 INCOME FUND XI-B, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


Date: November 15, 1996          By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officer