Form 10-K
period 1996-12-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-B LP
filed 1997-03-27
CIK 887425

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
(Mark One)

[x]  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
       Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1996

                                    OR

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 [No Fee Required]

For the transition period from                      to

Commission File Number 33-47668-02

         Southwest Royalties Institutional Income Fund XI-B, L.P.
                 (Exact name of registrant as specified in
                    its limited partnership agreement)

Delaware                                                     75-2427289
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                       Identification No.)

407 N. Big Spring, Suite 300, Midland, Texas                 79701
(Address of principal executive office)                   (Zip Code)

Registrant's telephone number, including area code   (915) 686-9927

        Securities registered pursuant to Section 12(b) of the Act:

                                   None

        Securities registered pursuant to Section 12(g) of the Act:

                       limited partnership interests

Indicate by check mark whether registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:     Yes   x    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.     [x]

The registrant's outstanding securities consist of Units of limited partnership interests for which there exists no established public market from which to base a calculation of aggregate market value.

The total number of pages contained in this report is 42.  There is no exhibit index.

PAGE

                             Table of Contents

Item                                                                   Page

                                  Part I

 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 9

 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . 9

                                  Part II

 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . .10

 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . . .11

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations . . . . . . . . . . .12

 8.  Financial Statements and Supplementary Data . . . . . . . . . . . .20

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure. . . . . . . . . . . . . . .35

                                 Part III

10.  Directors and Executive Officers of the Registrant. . . . . . . . .36

11.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . .39

12.  Security Ownership of Certain Beneficial Owners and
     Management. . . . . . . . . . . . . . . . . . . . . . . . . . . . .39

13.  Certain Relationships and Related Transactions. . . . . . . . . . .40

                                  Part IV

14.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . .41

     Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . .42

                                  Part I

Item 1.   Business

General
Southwest Royalties Institutional Income Fund XI-B, L.P. (the "Partnership" or "Registrant") was organized as a Delaware limited partnership on August 31, 1993. The offering of limited partnership interests began October 25, 1993, as part of a shelf offering registered under the name Southwest Royalties Institutional 1992-93 Income Program. Minimum capital requirements for the Partnership were met on December 8, 1993 and concluded August 20, 1994. The Partnership has no subsidiaries.

As of December 31, 1996, the Partnership had utilized approximately $2,008,600 of limited partner capital contributions to acquire interests in oil and gas properties. All excess capital, $89,489, and the associated organization costs of $3,132, has been distributed to the limited partners in proportion to their capital contributions as a return of capital.

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The Managing General Partner of the Partnership, Southwest Royalties, Inc. (the "Managing General Partner") and its staff of 245 individuals, together with certain independent consultants used on an "as needed" basis, perform various services on behalf of the Partnership, including the selection of oil and gas properties and the marketing of production from such properties. H. H. Wommack, III, a stockholder, director, President and Treasurer of the Managing General Partner, is also a general partner. The Partnership has no employees.

Principal Products, Marketing and Distribution
The Partnership has acquired and holds royalty interest and net profit interests in oil and gas properties located in New Mexico and Texas. All activities of the Partnership are confined to the continental United States. All oil and gas produced from these properties is sold to unrelated third parties in the oil and gas business.

The revenues generated from the Partnership's oil and gas activities are dependent upon the current market for oil and gas. With some periodic exceptions, since the early 1980's, there has been a worldwide oversupply of oil; therefore, market prices have declined significantly. The prices received by the Partnership for its oil and gas production depend upon numerous factors beyond the Partnership's control, including competition, economic, political and regulatory developments and competitive energy sources, and make it particularly difficult to estimate future prices for oil and natural gas.

The recent strength in the price of crude oil reflects a continued growth in demand for energy. The worldwide demand for oil continues to grow. The United States dependence on foreign oil reached a record 51% in 1996. The supply of oil is not keeping up with the demand on either a domestic or worldwide economic basis. Oil production in the United States fell for the fifth straight year, dropping 1.8% to 6.45 million barrels per day in 1996. At the same time, economic recovery in the world economy continues to apply upward pressure on demand. Current oil consumption of over 70 million barrels per day is growing on an annual basis. This is especially acute in the lesser developed countries as they move toward industrialization. Supply and demand for oil has moved very close to being in balance. The lack of excess capacity in the oil markets has helped push oil prices into the mid-20's during 1996.

For the last several years, the natural gas industry in the United States has been affected generally by a surplus in available natural gas and enhanced delivery capability causing a general deterioration in natural gas prices.
In 1996, natural gas prices recovered significantly after having been adversely affected for many years by the chronic oversupply. A colder than normal 1995 and 1996 winter for most of the nation and a cold start for the 1996 and 1997 heating season has increased demand, while supplies have declined creating a guarded optimism within the industry in regards to the 1997 gas price. January 1997's gas price is the highest the industry has seen since deregulation in 1985.

Following is a table of the ratios of revenues received from oil and gas production for the last three years:

                                  Oil          Gas

                    1996          53%          47%
                    1995          54%          46%
                    1994          59%          41%

As the table indicates, the Partnership's revenue is almost evenly divided between its oil and gas production, the Partnership revenues will be highly dependent upon the future prices and demands for oil and gas.

Seasonality of Business
Although the demand for natural gas is highly seasonal, with higher demand in the colder winter months and in very hot summer months, the Partnership has been able to sell all of its natural gas, either through contracts in place or on the spot market at the then prevailing spot market price. As a result, the volume sold by the Partnership are not expected to fluctuate materially with the change of season.

Customer Dependence
No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Two purchasers accounted for 69% of the Partnership's total oil and gas production during 1996: Navajo Refining Company, Inc. 41%, and American Processing 28%.

Two purchasers accounted for 69% of the Partnership's total oil and gas production during 1995: Navajo Refining Company, Inc. and American Processing purchased 40% and 29%, respectively. Two purchasers accounted for 68% of the Partnership's total oil and gas production during 1994: Navajo Refining Company, Inc. and Nustar Joint Venture purchased 56% and 12%, respectively.

All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

Competition
Because the Partnership has utilized all of its funds available for the acquisition of interests in producing oil and gas properties, it is not subject to competition from other oil and gas property purchasers. See Item 2, Properties.

Factors that may adversely affect the Partnership include delays in completing arrangements for the sale of production, availability of a market for production, rising operating costs of producing oil and gas and complying with applicable water and air pollution control statutes, increasing costs and difficulties of transportation, and marketing of competitive fuels. Moreover, domestic oil and gas must compete with imported oil and gas and with coal, atomic energy, hydroelectric power and other forms of energy.

Regulation

Oil and Gas Production - The production and sale of oil and gas is subject to federal and state governmental regulation in several respects, such as existing price controls on natural gas and possible price controls on crude oil, regulation of oil and gas production by state and local governmental agencies, pollution and environmental controls and various other direct and indirect regulation. Many jurisdictions have periodically imposed limitations on oil and gas production by restricting the rate of flow for oil and gas wells below their actual capacity to produce and by imposing acreage limitations for the drilling of wells. The federal government has the power to permit increases in the amount of oil imported from other countries and to impose pollution control measures. Various aspects of the Partnership's oil and gas activities will be regulated by administrative agencies under statutory provisions of the states where such activities are conducted and by certain agencies of the federal government for operations on Federal leases. Moreover, certain prices at which the Partnership may sell its natural gas production are controlled by the Natural Gas Policy Act of 1978, the Natural Gas Wellhead Decontrol Act of 1989 and the regulations promulgated by the Federal Energy Regulatory Commission.

Environmental - The Partnership's oil and gas activities will be subject to extensive federal, state and local laws and regulations governing the generation, storage, handling, emission, transportation and discharge of materials into the environment. Governmental authorities have the power to enforce compliance with their regulations, and violations carry substantial penalties. This regulatory burden on the oil and gas industry increases its cost of doing business and consequently affects its profitability. The Managing General Partner is unable to predict what, if any, effect compliance will have on the Partnership.

Industry Regulations and Guidelines - Certain industry regulations and guidelines apply to the registration, qualification and operation of oil and gas programs in the form of limited partnerships. The Partnership is subject to these guidelines which regulate and restrict transactions between the Managing General Partner and the Partnership. The Partnership complies with these guidelines and the Managing General Partner does not anticipate that continued compliance will have a material adverse effect on Partnership operations.

Partnership Employees
The Partnership has no employees; however the Managing General Partner has a staff of geologists, engineers, accountants, landmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the Managing General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 1996 there were 245 individuals directly employed by the Managing General Partner in various capacities.

Item 2.   Properties

In determining whether an interest in a particular producing property was to be acquired, the Managing General Partner considered such criteria as estimated oil and gas reserves, estimated cash flow from the sale of production, present and future prices of oil and gas, the extent of undeveloped and unproved reserves, the potential for secondary, tertiary and other enhanced recovery projects and the availability of markets.

As of December 31, 1996, the Partnership possessed an interest in oil and gas properties located in Eddy and Lea Counties of New Mexico; Andrews, Cochran, Dawson, Howard, Midland, Reagan, Reeves, Schleicher, Stonewall, Upton, Ward and Winkler Counties of Texas. These properties consist of various interests in 88 wells and units.

Due to the Partnership's objective of maintaining current operations without engaging in the drilling of any developmental or exploratory wells, or additional acquisitions of producing properties, there has not been any significant changes in properties during 1996.

During 1995, the Partnership acquired the Kaiser State 44 acquisition, located in Lea County, New Mexico, for approximately $90,000. The acquisition was effective as of June 1, 1995 and was purchased from an unrelated third party, Elkhorn Oil and Gas, LLC.

The Elizabeth Windham #2 was acquired effective October 1, 1994. The acquisition was purchased from the Partnership's Managing General Partner, Southwest Royalties, Inc., for $200,000. The Custer and Wright acquisition was purchased, effective November 1, 1994, for approximately $870,000. The acquisition was acquired from several different individuals and is located in Winkler County of Texas. The Tar Baby Lease was acquired, effective October 1, 1994, for approximately $131,000 from a third party. The lease is in Howard County of Texas. The Michael Dingman acquisition, located in various counties in Texas and New Mexico, was acquired for approximately $700,000. The acquisition was effective September 1, 1994 and was purchased from Michael Dingman, an unrelated third party.

In compliance with the Partnership Agreement, if the Partnership should purchase a producing property from the Managing General Partner, such purchase price would be prior cost, adjusted for any intervening operation. If such adjusted cost was greater than fair market value, of if specific cost was unable to be determined, such purchase price would be fair market value as determined by an independent reservoir engineer.

Significant Properties
The following table reflects the significant properties in which the Partnership has an interest:

                          Date
                       Purchased       No. of         Proved Reserves*
Name and Location     and Interest     Wells      Oil (bbls)     Gas (mcf)

Custer & Wright       11/94 at           32         51,824      1,121,720
Winkler County,       1% to 40%
Texas                 net profits
                      interests

Michael Dingman       9/94 at            53         64,128        172,739
Midland, Stonewall,   .5% to 50%
Reeves, Reagan,       net profits
Dawson, Schleicher,   interests
Winkler, Ward,
Andrews, Cochran
Counties, Texas:
Eddy County,
New Mexico

Elizabeth Windham     10/94 at            1            488        136,054
Upton County,         11.6% net
Texas                 profits
                      interests

*The reserve estimates were prepared as of January 1, 1997, by Donald R. Creamer, P.E., an independent registered petroleum engineer. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-
X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operation conditions, price and costs, as of the date the estimation is made. Prices may include consideration of changes in existing price provided only by contractual arrangements, but not on escalations based upon future conditions.

An oil price of $23.93 per barrel was used in the preparation of the reserve report as of January 1, 1997. The West Texas Intermediate posted price at December 31, 1996 of $24.25 was used as the beginning basis for the oil price. Oil price adjustments from $24.25 per barrel were made in the individual evaluations to allow for the average difference between recent prices actually received (current prices) and the West Texas Intermediate posted price on the sales date. This effectively adjusts for temperature, gravity, transportation and impurities on an individual property basis to arrive at a fair value for the selling price.

A gas price of $3.60 per mcf was used in the preparation of the reserve report as of January 1, 1997. The El Paso Permian Basin Index posted price at December 31, 1996 of $3.59 was used as the beginning basis for the gas price. Gas price adjustments from $3.59 per mcf were made in the individual evaluations to allow for the average difference between recent prices actually received (current prices) and the El Paso Permian Basin Index posted price on the sales date. This effectively adjusts for temperature, gravity, transportation and impurities on an individual property basis to arrive at a fair value for the selling price.

As also discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, oil and gas prices were subject to frequent changes in 1996.

The evaluation of oil and gas properties is not an exact science and inevitably involves a significant degree of uncertainty, particularly with respect to the quantity of oil or gas that any given property is capable of producing. Estimates of oil and gas reserves are based on available geological and engineering data, the extent and quality of which may vary in each case and, in certain instances, may prove to be inaccurate. Consequently, properties may be depleted more rapidly than the geological and engineering data have indicated. Unanticipated depletion, if it occurs, will result in lower reserves than previously estimated; thus an ultimately lower return for the Partnership. Basic changes in past reserve estimates occur annually. As new data is gathered during the subsequent year, the engineer must revise his earlier estimates. A year of new information, which is pertinent to the estimation of future recoverable volumes, is available during the subsequent year evaluation.

In applying industry standards and procedures, the new data may cause the previous estimates to be revised. This revision may increase or decrease the earlier estimated volumes. Pertinent information gathered during the year may include actual production and decline rates, production from offset wells drilled to the same geologic formation, increased or decreased water production, workovers, and changes in lifting costs among others. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered.

The Partnership has reserves which are classified a proved developed producing, proved developed non-producing and proved undeveloped. All of the proved reserves are included in the engineering reports which evaluate the Partnership's present reserves.

Because the Partnership does not engage in drilling activities, the development of proved undeveloped reserves is conducted pursuant to farmout arrangements with the Managing General Partner or unrelated third parties. Generally, the Partnership retains a carried interest such as an overriding royalty interest under the terms of a farmout, or receives cash.

The Partnership or the owners of properties in which the Partnership owns an interest can engage in workover projects or supplementary recovery projects, for example, to extract behind the pipe reserves which qualify as proved developed non-producing reserves. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation.

Item 3.   Legal Proceedings

There are no material pending legal proceedings to which the Partnership is a party.

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 1996 through the solicitation of proxies or otherwise.

                                  Part II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters

Market Information
Limited partnership interests, or units, in the Partnership are currently being offered and sold for a price of $500. Limited partner units are not traded on any exchange and there is no public or organized trading market for them. Further, a transferee may not become a substitute limited partner without the consent of the Managing General Partner.

The Managing General Partner has the right, but not the obligation, to purchase limited partnership units should an investor desire to sell. The value of the unit is determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves and by discounting the future net revenues at a rate not in excess of the prime rate charged by NationsBank, N.A. of Midland, Texas plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion. As of December 31, 1996, 1995 and 1994, no limited partner units were purchased by the Managing General Partner.

Number of Limited Partner Interest Holders
As of December 31, 1996, there were 174 holders of limited partner units in the Partnership.

Distributions
Pursuant to Article III, Section 3.05 of the Partnership's Certificate and Agreement of Limited Partnership, "Net Cash Flow" shall be distributed to the partners on a monthly basis. "Net Cash Flow" is defined as "the cash generated by the Partnership's investments in producing oil and gas properties, less (i) General and Administrative Costs, (ii) Direct Costs,
(iii) Operating Costs, and (iv) any reserves necessary to meet current and anticipated needs of the Partnership, as determined in the sole discretion of the Managing General Partner."

During 1996, twelve monthly distributions were made totaling $338,739, with $314,239 distributed to the limited partners and $24,500 to the general partners. For the year ended December 31, 1996, distributions of $64.78 per limited partner unit were made, based upon 4,851 limited partner units outstanding. During 1995, twelve monthly distributions were made totaling $242,797, with $218,971 distributed to the limited partners and $23,826 to the general partners. For the year ended December 31, 1995, distributions of $45.14 per limited partner unit were made, based on 4,851 limited partner units outstanding. During 1994, eleven monthly distributions were made totaling $48,803, with $47,953 distributed to the limited partners and $850 to the general partners. For the year ended December 31, 1994, distributions of $9.89 per limited partner unit were made, based on 4,851 limited partner units outstanding.

Item 6.   Selected Financial Data

The following selected financial data for the years ended December 31, 1996, 1995, 1994 and the period from December 8, 1993, date of inception, through December 31, 1993, should be read in conjunction with the financial statements included in Item 8:

                                                               Period from
                                                                inception
                                   Years ended                   through
                                   December 31,                December 31,
                         ----------------------------------   -------------

                               1996       1995        1994         1993
                               ----       ----        ----         ----
Revenues                 $   395,095     251,501     150,925       1,287

Net income (loss)            180,841     (99,700)     87,328       1,287

Partners' share of
 net income (loss):

 General partners             34,555      19,946      10,522          -

 Limited partners            146,286    (119,646)     76,806       1,287

Limited partners' net
 income (loss) per unit        30.16      (24.66)      15.83         .50

Limited partner's cash
 distribution per unit         64.78       45.14        9.89          -

Total assets             $ 1,677,907   1,835,834   2,184,955   1,132,972

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
Southwest Royalties Institutional Income Fund XI-B, L.P. was organized as a Delaware limited partnership on August 31, 1993. The offering of limited partnership interests began October 25, 1993, as part of a shelf offering registered under the name Southwest Royalties Institutional 1992-93 Income Program. Minimum capital requirements for the Partnership were met on December 8, 1993, and the Offering Period terminated August 20, 1994 with 174 limited partners purchasing 4,851 units for $2,425,500.

The Partnership was formed to acquire non-operating interests in producing oil and gas properties, to produce and market crude oil and natural gas produced from such properties and to distribute any net proceeds from operations to the general and limited partners. Net revenues from producing oil and gas properties will not be reinvested in other revenue producing assets except to the extent that producing facilities and wells are reworked or where methods are employed to improve or enable more efficient recovery of oil and gas reserves. The economic life of the Partnership will thus depend on the period over which the Partnership's oil and gas reserves are economically recoverable.

Increases or decreases in Partnership revenues and, therefore, distributions to partners will depend primarily on changes in the prices received for production, changes in volumes of production sold, lease operating expenses, enhanced recovery projects, offset drilling activities pursuant to farmout arrangements and on the depletion wells. Since wells deplete over time, production can generally be expected to decline from year to year.

Well operating costs and general and administrative costs usually decrease with production declines; however, these costs may not decrease proportionately. Net income available for distribution to the limited partners has fluctuated over the past few years and is expected to fluctuate in later years based on these factors.

Based on current conditions, management anticipates performing workovers during the next four years to enhance production. The Partnership could possibly experience a slight increase during that time and thereafter, could possibly experience a normal decline.

Results of Operations

A.  General Review of the Years Ended December 31, 1996 and 1995

The following table provides certain information regarding performance factors for the years ended December 31, 1996 and 1995.

                                                Year Ended      Percentage
                                                December 31,     Increase
                                               1996     1995    (Decrease)
                                               ----     ----    ----------
Average price per barrel of oil          $    20.65     17.10      21%
Average price per mcf of gas             $     2.15      1.56      38%
Oil production in barrels                    15,400    17,500     (12%)
Gas production in mcf                       133,300   160,000     (17%)
Income from net profits interests        $  315,055   246,752      28%
Partnership distributions                $  338,739   242,797      40%
Limited partner distributions            $  314,239   218,971      44%
Per unit distribution to limited
 partners                                $    64.78     45.14      44%
Number of limited partner units               4,851     4,851

Revenues

The Partnership's income from net profits interests increased to $315,055 from $246,752 for the years ended December 31, 1996 and 1995, respectively, an increase of 28%. The principal factors affecting the comparison of the years ended December 31, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the year ended December 31, 1996 as compared to the year ended December 31, 1995 by 21%, or $3.55 per barrel, resulting in an increase of approximately $62,100 in income from net profits interests. Oil sales represented 53% of total oil and gas sales during the year ended December 31, 1996 as compared to 54% during the year ended December 31, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 38%, or $.59 per mcf, resulting in an increase of approximately $94,400 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $156,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,100 barrels or 12% during the year ended December 31, 1996 as compared to the year ended December 31, 1995, resulting in a decrease of approximately $43,400 in income from net profits interests.

    Gas production decreased approximately 26,700 mcf or 17% during the same period, resulting in a decrease of approximately $57,400 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $100,800. The decrease is primarily a result of surface problems.

3. As of December 31, 1996, miscellaneous income was approximately $77,700. The income is a result of a purchase agreement, on the Tar Baby lease, that guarantees the Partnership a net income of approximately $3,400 each month from October 1994 to January 1998.

4. Lease operating costs and production taxes were 3% lower, or approximately $9,700 less during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

Costs and Expenses

Total costs and expenses decreased to $214,254 from $351,201 for the years ended December 31, 1996 and 1995, respectively, a decrease of 39%. The decrease is the result of lower depletion expense, offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 2% or approximately $800 during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

2. Depletion expense decreased to $158,000 for the year ended December 31, 1996 from $211,000 for the same period in 1995. This represents a decrease of 25%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

    A contributing factor to the decline in depletion expense between the comparative periods was the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1997 as compared to 1996. Another contributing factor was due to the impact of revisions of previous estimates on reserves. Revisions of previous estimates can be attributed to the changes in production performance, oil and gas price and production costs. The impact of the revision would have decreased depletion expense approximately $15,000 as of December 31, 1995.

B.   General Review of the Years Ended December 31, 1995 and 1994

The following table provides certain information regarding performance factors for the years ended December 31, 1995 and 1994.

                                               Year Ended
                                               December 31,
                                              1995     1994
                                              ----     ----
Average price per barrel of oil          $    17.10     16.06
Average price per mcf of gas             $     1.56      1.77
Oil production in barrels                    17,500     6,200
Gas production in mcf                       160,000    38,200
Income from net profits interests        $  246,752   110,673
Partnership distributions                $  242,797    48,803
Limited partner distributions            $  218,971    47,953
Per unit distribution to limited
 partners                                $    45.14      9.89
Number of limited partner units               4,851     4,851

Per the Partnership agreement, the acquisition period in which the Partnership will make property acquisitions commences on the termination of the Offering Period, August 20, 1994, and ends on the date on which the Partnership's property acquisitions are completed, but in no event, shall this period continue longer than two (2) years from the termination of the Offering Period. Since August 20, 1994, the termination of the Offering Period, the Partnership has been in the Acquisition Period seeking to acquire producing oil and gas properties.

During 1995, the Partnership acquired the Kaiser State 44 acquisition, located in Lea County, New Mexico, for approximately $90,000. The acquisition was effective as of June 1, 1995 and was purchased from an unrelated third party, Elkhorn Oil and Gas, LLC.

The Elizabeth Windham #2 was acquired effective October 1, 1994. The acquisition was purchased from the Partnership's Managing General Partner, Southwest Royalties, Inc., for $200,000. The Custer and Wright acquisition was purchased, effective November 1, 1994, for approximately $870,000. The acquisition was acquired from several different individuals and is located in Winkler County of Texas. The Tar Baby Lease was acquired, effective October 1, 1994, for approximately $131,000 from a third party. The lease is in Howard County of Texas. The Michael Dingman acquisition, located in various counties in Texas and New Mexico, was acquired for approximately $700,000. The acquisition was effective September 1, 1994 and was purchased from Michael Dingman, an unrelated third party.

Pending use for the acquisition of oil and gas properties, Partnership funds were being held in an interest bearing account. During the year ended December 31, 1995 and 1994, the Partnership earned $4,201 and $38,093, respectively, on funds held in such interest bearing account.

Revenues

The Partnership's income from net profits interests increased to $246,752 from $110,673 for the years ended December 31, 1995 and 1994, respectively. The Partnership did not begin purchasing interests in oil and gas properties until October 1994, therefore the transactions will be substantially lower in 1994 as compared to 1995. The principal factors affecting the comparison of the years ended December 31, 1995 and 1994 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the year ended December 31, 1995 as compared to the year ended December 31, 1994 by 6%, or $1.04 per barrel, resulting in an increase of approximately $6,500 in income from net profits interests. Oil sales represented 54% of total oil and gas sales during the year ended December 31, 1995 as compared to 59% during the year ended December 31, 1994.

     The average price for an mcf of gas received by the Partnership decreased during the same period by 12%, or $.21 per mcf, resulting in a decrease of approximately $8,000 in income from net profits interests.

     The net decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $1,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 11,300 barrels or 182% during the year ended December 31, 1995 as compared to the year ended December 31, 1994, resulting in an increase of approximately $193,000 in income from net profits interests.

     Gas production increased approximately 121,800 mcf or 319% during the same period, resulting in an increase of approximately $190,000 in income from net profits interests.

     The total increase in income from net profits interests due to the change in production is approximately $383,000. The increase is reflective of the increased investments and months of operations during 1995 as compared to 1994.

3. Lease operating costs and production taxes increased by approximately $243,000 during the year ended December 31, 1995 as compared to the year ended December 31, 1994. This increase is due to a full year of production activity in 1995 as compared to a partial year in 1994.

Costs and Expenses

Total costs and expenses increased to $351,201 from $63,597 for the year ended December 31, 1995 and 1994, respectively. The increase is the result of a full year of general and administrative costs, depletion and a write-down in 1995.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased $40,000 during the year ended December 31, 1995 as compared to the year ended December 31, 1994.

2. Depletion expense increased to $211,000 for the year ended December 31, 1995 from $49,000 for the same period in 1994. Depletion is calculated using the units of revenue method of amortization based on a percentage of current gross revenues to future gross revenues. Consequently, depletion will fluctuate in direct relation to oil and gas revenues. As noted above, oil and gas revenues increased due to the purchase of properties during 1994 and 1995, with 1995 reflecting a full year of production.

3. The Partnership incurred a write-down of approximately $84,000 on oil and gas properties for the year ended December 31, 1995, as the net capitalized costs of the Partnership's oil and gas properties exceeded the present value of oil and gas reserves. This write-down has the effect of reducing net income, but did not affect cash flow or partnership distributions.

4. The main contributing factor was an unexpected decline in the production of certain leases, as well as an increase in lease operating costs.

C.  Revenue and Distribution Comparison

Partnership income or (loss) for the years ended December 31, 1996, 1995 and 1994 was $180,841, $(99,700) and $87,328, respectively. Excluding the effects of depreciation, depletion, amortization and provision for impairment, net income would have been $346,439 in 1996, $203,652 in 1995 and $143,318 in 1994. Correspondingly, Partnership distributions for the years ended December 31, 1996, 1995 and 1994 were $338,739, $242,797 and $48,803, respectively. These differences are indicative of the changes in oil and gas prices, production and property.

The sources for the 1996 distributions of $338,739 were oil and gas operations of approximately $259,900, the refund of organization cost of approximately $3,100 and excess capital of approximately $89,500, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1995 distributions of $242,797, were oil and gas operations of $231,073, interest received from capital contributions of approximately $4,000, reduced by additions to oil and gas properties of $17,063, with the balance from available cash on hand at beginning of period. The sources for the 1994 distributions of $48,803 were oil and gas operations of approximately $21,500 and interest received from capital contributions of approximately $40,700, resulting in excess cash for contingencies or subsequent distributions.

Total distributions during the year ended December 31, 1996 were $338,739 of which $314,239 was distributed to the limited partners and $24,500 to the general partners. The per unit distribution to limited partners during the same period was $64.78. Total distributions during the year ended December 31, 1995 were $242,797 of which $218,971 was distributed to the limited partners and $23,826 to the general partners. The per unit distribution to limited partners during the same period was $45.14. Total distributions during the year ended December 31, 1994 were $48,803 of which $47,953 was distributed to the limited partners and $850 to the general partners. The per unit distribution to limited partners during the same period was $9.89.

Since inception of the Partnership, cumulative monthly cash contributions of $630,339 have been made to the partners. As of December 31,1996 $581,163 or $119.80 per limited partner unit, has been distributed to the limited partners, representing a 24% return of the capital contributed.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from net profits interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $259,900 in 1996 compared to approximately $235,000 in 1995 and approximately $62,100 in 1994. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows provided by or (used in) investing activities were approximately $3,100 in 1996 compared to approximately $(113,500) in 1995 and approximately $(1,909,200) in 1994. The principal source of the 1996 cash flow from investing activities was the refund of organization costs.

Cash flows provided by or (used in) financing activities were approximately $(338,800) in 1996 compared to approximately $(243,000) in 1995 and approximately $958,000 in 1994. The only 1996 use in financing activities was the distribution to partners.

As of December 31, 1996, the Partnership had approximately $157,000 in working capital. The Managing General Partner knows of no other commitments and believes the revenues generated from operations will be adequate to meet the operating needs of the Partnership.

Item 8.   Financial Statements and Supplementary Data

                       Index to Financial Statements

                                                                       Page

Report of Independent Accountants. . . . . . . . . . . . . . . . . . . .21

Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .22

Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . .23

Statements of Changes in Partners' Equity. . . . . . . . . . . . . . . .24

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . .25

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . .27

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners
Southwest Royalties Institutional
 Income Fund XI-B, L.P.
Midland, Texas

We have audited the accompanying balance sheets of Southwest Royalties Institutional Income Fund XI-B, L.P. as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Royalties Institutional Income Fund XI-B, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                        JOSEPH DECOSIMO AND COMPANY
                        A Tennessee Registered Limited Liability Partnership


Chattanooga, Tennessee
March 14, 1997

         Southwest Royalties Institutional Income Fund XI-B, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets
                        December 31, 1996 and 1995


                                                      1996        1995
                                                      ----        ----
  Assets

Current assets:
 Cash and cash equivalents                        $     20,225      96,063
 Receivable from Managing General
  Partner                                               79,012      50,110
 Other receivable                                       57,669         -
 Distribution receivable                                    70         -
                                                     ---------   ---------
      Total current assets                             156,976     146,173
                                                     ---------   ---------
Oil and gas properties - using the
 full-cost method of accounting                      2,008,569   2,008,569
  Less accumulated depreciation,
   depletion and amortization                          502,000     344,000
                                                     ---------   ---------
      Net oil and gas properties                     1,506,569   1,664,569
                                                     ---------   ---------
Organization costs, net of amortization
 of $22,940 in 1996 and $15,342 in 1995                 14,362      25,092
                                                     ---------   ---------
                                                  $  1,677,907   1,835,834
                                                     =========   =========
 Liabilities and Partners' Equity

Current liability - Distribution payable          $       -             29
                                                     ---------   ---------
Partners' equity:
 General partners                                       15,847       5,792
 Limited partners                                    1,662,060   1,830,013
                                                     ---------   ---------
      Total partners' equity                         1,677,907   1,835,805
                                                     ---------   ---------
                                                  $  1,677,907   1,835,834
                                                     =========   =========







                  The accompanying notes are an integral
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund XI-B, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
               Years ended December 31, 1996, 1995 and 1994


                                                  1996      1995     1994
                                                  ----      ----     ----
    Revenues

Income from net profits interests             $  315,055   246,752 110,673
Interest income from capital
 contributions                                       895     4,201  38,093
Interest from operations                           1,476       548   2,159
Miscellaneous income                              77,669       -       -
                                                 -------   ------- -------
                                                 395,095   251,501 150,925
                                                 -------   ------- -------
    Expenses

General and administrative                        48,656    47,849   7,607
Depreciation, depletion and
 amortization                                    165,598   219,352  55,990
Provision for impairment of
 oil and gas properties                              -      84,000     -
                                                 -------   ------- -------
                                                 214,254   351,201  63,597
                                                 -------   ------- -------
Net income (loss)                             $  180,841   (99,700) 87,328
                                                 =======   ======= =======
Net income (loss)allocated to:

  Managing General Partner                    $   31,099    17,951   9,470
                                                 =======   ======= =======
  General Partner                             $    3,456     1,995   1,052
                                                 =======   ======= =======
  Limited partners                            $  146,286  (119,646) 76,806
                                                 =======   ======= =======
    Per limited partner unit                  $    30.16    (24.66)  15.83
                                                 =======   ======= =======










                  The accompanying notes are an integral
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund XI-B, L.P.
                     (a Delaware limited partnership)
                 Statements of Changes in Partners' Equity
               Years ended December 31, 1996, 1995 and 1994


                                           General    Limited
                                           Partners   Partners     Total
                                           --------   --------     -----

Balance at December 31, 1993            $     -      1,131,652   1,131,652

  Capital contributions                       -      1,149,000   1,149,000

  Syndication costs                           -       (140,875)   (140,875)

  Net income                                10,522      76,806      87,328

  Distributions                               (850)    (47,953)    (48,803)
                                           -------   ---------   ---------
Balance at December 31, 1994                 9,672   2,168,630   2,178,302

  Net income (loss)                         19,946    (119,646)    (99,700)

  Distributions                            (23,826)   (218,971)   (242,797)
                                           -------   ---------   ---------
Balance at December 31, 1995                 5,792   1,830,013   1,835,805

  Net income                                34,555     146,286     180,841

  Distributions                            (24,500)   (314,239)   (338,739)
                                           -------   ---------   ---------
Balance at December 31, 1996            $   15,847   1,662,060   1,677,907
                                           =======   =========   =========
















                  The accompanying notes are an integral
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund XI-B, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 1996, 1995 and 1994


                                          1996          1995        1994
                                          ----          ----        ----
Cash flows from operating activities:

  Cash received from net profits
   interests                         $    306,153      278,371      28,944
  Cash paid to suppliers                  (48,656)     (47,982)     (7,474)
  Interest received                         2,371        4,886      40,666
                                         --------     --------  ----------
    Net cash provided by operating
     activities                           259,868      235,275      62,136
                                         --------     --------  ----------
Cash flows from investing activities:

  Organization costs                        3,132          -       (14,241)
  Additions to oil and gas
   properties                                 -       (113,583) (1,894,986)
                                         --------     --------  ----------
    Net cash provided by (used in)
     investing activities                   3,132     (113,583) (1,909,227)
                                         --------     --------  ----------
Cash flows from financing activities:

  Capital contributed by
   limited partners                           -            -     1,149,000
  Distributions to partners              (338,838)    (242,740)    (48,831)
  Syndication costs                           -            -      (142,195)
                                         --------     --------  ----------
    Net cash provided by (used in)
     financing activities                (338,838)    (242,740)    957,974
                                         --------     --------  ----------
Net decrease in cash and cash
 equivalents                              (75,838)    (121,048)   (889,117)

  Beginning of period                      96,063      217,111   1,106,228
                                         --------     --------  ----------
  End of period                      $     20,225       96,063     217,111
                                         ========     ========  ==========

                                                                (continued)




                  The accompanying notes are an integral
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund XI-B, L.P.
                     (a Delaware limited partnership)
                    Statements of Cash Flows, continued
               Years ended December 31, 1996, 1995 and 1994


                                                  1996      1995     1994
                                                  ----      ----     ----

Reconciliation of net income (loss) to
 net cash provided by operating activities:

Net income (loss)                               $ 180,841  (99,700) 87,328

Adjustments to reconcile net income
 (loss) to net cash provided by
  operating activities:

  Depreciation, depletion and amortization        165,598  219,352  55,990
  (Increase) decrease in receivables              (86,571)  31,756 (81,315)
  Increase (decrease) in payables                     -       (133)    133
  Provision for impairment of oil
   and gas properties                                 -     84,000      -
                                                  -------  ------- -------
Net cash provided by operating
 activities                                     $ 259,868  235,275  62,136
                                                  =======  ======= =======
Supplemental schedule of noncash
  financing activities:

Oil and gas properties included in
 accounts payable to Managing General
  Partner and subsidiary                        $     -         -    6,520

















                  The accompanying notes are an integral
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund XI-B, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


1.   Summary of Significant Accounting Policies

     Oil and Gas Properties
     Oil and gas properties are accounted for at cost under the full-cost method. Under this method, all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of oil and gas reserves are capitalized. Gain or loss on the sale of oil and gas properties is not recognized unless significant oil and gas reserves are involved.

     The Partnership's policy for depreciation, depletion and amortization of oil and gas properties is computed under the units of revenue method. Under the units of revenue method, depreciation, depletion and amortization is computed on the basis of current gross revenues from production in relation to future gross revenues, based on current prices, from estimated production of proved oil and gas reserves.

     Under the units of revenue method, the Partnership computes the provision by multiplying the total unamortized cost of oil and gas properties by an overall rate determined by dividing (a) oil and gas revenues during the period by (b) the total future gross oil and gas revenues as estimated by the Partnership's independent petroleum consultants. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both could be changed significantly in the near term due to the potential fluctuation of oil and gas prices or production. The depletion estimate would also be affected by this change.

     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of December 31, 1996, the net capitalized costs did not exceed the estimated value of oil and gas reserves. The Partnership reduced the net capitalized costs of oil and gas properties in 1995 by approximately $84,000. This write-down has the effect of reducing net income, but did not affect cash flow or partner distributions. As of December 31, 1994, the net capitalized costs did not exceed the estimated present values of oil and gas reserves.

     The Partnership's interest in oil and gas properties consists of net profits interests in proved properties located within the continental United States. A net profits interest is created when the owner of a working interest in a property enters into an arrangement providing that the net profits interest owner will receive a stated percentage of the net profit from the property. The net profits interest owner will not otherwise participate in additional costs and expenses of the property.

         Southwest Royalties Institutional Income Fund XI-B, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


     Estimates and Uncertainties
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Organization Costs
     Organization costs are stated at cost and are amortized over sixty months using the straight-line method.

     Syndication Costs
     Syndication costs are accounted for as a reduction of partnership equity.

     Environmental Costs
     The Partnership is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Partnership to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Costs which improve a property as compared with the condition of the property when originally constructed or acquired and costs which prevent future environmental contamination are capitalized. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

     Gas Balancing
     The Partnership utilizes the sales method of accounting for gas-balancing arrangements. Under this method the Partnership recognizes sales revenue on all gas sold. As of December 31, 1996, 1995 and 1994, there were no significant amounts of imbalance in terms of units and value.

         Southwest Royalties Institutional Income Fund XI-B, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


     Income Taxes
     No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

     In accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Partnership's tax basis in its oil and gas properties at December 31, 1996 and 1995 is $100,499 and $3,651, respectively, less than that shown on the accompanying Balance Sheet in accordance with generally accepted accounting principles.

     Cash and Cash Equivalents
     For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Partnership maintains its cash at one financial institution.

     Number of Limited Partner Units
     As of December 31, 1996, 1995 and 1994 there were 4,851 limited partner units outstanding.

2.   Organization
     Southwest Royalties Institutional Income Fund XI-B, L.P. was organized under the laws of the state of Delaware on August 31, 1993, for the purpose of acquiring producing oil and gas properties and to produce and market crude oil and natural gas produced from such properties for a term of 50 years, unless terminated at an earlier date as provided for in the Partnership Agreement. The Partnership will sell its oil and gas production to a variety of purchasers with the prices it receives being dependent upon the oil and gas economy. Southwest Royalties, Inc. serves as the Managing General Partner and H. H. Wommack, III, as the individual general partner. Partnership profits and losses, as well as all items of income, gain, loss, deduction, or credit, will be credited or charged as follows:

         Southwest Royalties Institutional Income Fund XI-B, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


2.   Organization - continued

                                                    Limited   General
                                                    Partner   Partners (1)
                                                    -------   --------

     Organization and offering expenses (2)          100%         -
     Acquisition costs                               100%         -
     Operating costs                                  90%        10%
     Administrative costs (3)                         90%        10%
     Direct costs                                     90%        10%
     All other costs                                  90%        10%
     Interest income earned on capital
      contributions                                  100%         -
     Oil and gas revenues                             90%        10%
     All other revenues                               90%        10%
     Amortization                                    100%         -
     Depletion allowances                            100%         -

     (1) H.H. Wommack, III, President of the Managing General Partner, is an additional general partner in the Partnership and has a one percent interest in the Partnership. Mr. Wommack is the majority stockholder of the Managing General Partner whose continued involvement in Partnership management is important to its operations. Mr. Wommack, as a general partner, shares also in Partnership liabilities.

     (2) Organization and Offering Expenses (including all cost of selling and organizing the offering) include a payment by the Partnership of an amount equal to three percent (3%) of Capital Contributions for reimbursement of such expenses. All Organization Costs (which excludes sales commissions and fees) in excess of three percent (3%) of Capital Contributions with respect to the Partnership will be allocated to and paid by the Managing General Partner.

     (3) Administrative Costs will be paid from the Partnership's revenues; however; Administrative Costs in the Partnership year in excess of two percent (2%) of Capital Contributions shall be allocated to and paid by the Managing General Partner.

         Southwest Royalties Institutional Income Fund XI-B, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


3.   Oil and Gas Properties
     Costs incurred in connection with the Partnership's oil and gas producing activities for the year ended December 31, 1996, 1995 and 1994 are as follows:

                                           1996        1995       1994


     Acquisition costs                 $      -       90,000   1,901,506
                                           =======   =======   =========
     Developmental costs               $      -       17,063        -
                                           =======   =======   =========
     Depreciation, depletion and
      amortization                     $   158,000   211,000      49,000
                                           =======   =======   =========
     Impairment of oil and gas
      properties                       $       -      84,000        -
                                           =======   =======   =========

     All of the Partnership's properties were proved when acquired.

4.   Commitments and Contingent Liabilities
     The Partnership is subject to various federal, state and local environmental laws and regulations which establish standards and requirements for protection of the environment. The Partnership cannot predict the future impact of such standards and requirements, which are subject to change and can have retroactive effectiveness. The Partnership continues to monitor the status of these laws and regulations.

     As of December 31, 1996, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, the Managing General Partner does recognize by the very nature of its business, material costs could be incurred in the near term to bring the Partnership into total compliance. The amount of such future expenditures is not reliably determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Partnership's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of Partnership's properties.

         Southwest Royalties Institutional Income Fund XI-B, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


5.   Related Party Transactions
     A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As is usual in the industry and as provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $57,200, $55,000 and $8,900 for the years ended December 31, 1996, 1995 and 1994, respectively. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

     Certain subsidiaries of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $3,000, $3,500 and $400 for the years ended December 31, 1996, 1995 and 1994, respectively, and the Managing General Partner believes that these costs are comparable to similar charges paid by the Partnership to unrelated third parties.

     Southwest Royalties, Inc., the Managing General Partner, was paid $40,896 during 1996 and 40,000 during 1995, as an administrative fee for indirect general and administrative overhead expenses.

     Receivables from Southwest Royalties, Inc., the Managing General Partner, of approximately $79,012 and $50,110 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 1996 and 1995, respectively.

     In addition, a director and officer of the Managing General Partner is a partner in a law firm, with such firm providing legal services to the Partnership approximating $90, $300 and $2,600 for the years ended December 31, 1996, 1995 and 1994, respectively.

6.   Major Customers
     During 1996, two customers purchased 41% and 28% of the Partnership's oil and gas production. During 1995, two customers purchased 40% and 29% of the Partnership's oil and gas production. During 1994, two customers purchased 56% and 12% of the Partnership's oil and gas production.

     During 1996, one lease accounted for 16% of the Partnership's gross revenue. During 1995, one lease accounted for 16% of the Partnership's gross revenues.

         Southwest Royalties Institutional Income Fund XI-B, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


7.   Estimated Oil and Gas Reserves (unaudited)
     The Partnership's interest in proved oil and gas reserves is as follows:

                                                    Oil (bbls)   Gas (mcf)
                                                    ----------   ---------
     Proved developed and undeveloped
      reserves -

     January 1, 1994                                     -             -

       Purchase of oil and gas properties            170,000     1,715,000
       Production                                     (2,000)       (8,000)
                                                     -------     ---------
     December 31, 1994                               168,000     1,707,000

       Revisions of previous estimates               (20,000)      (80,000)
       Production                                    (17,000)     (160,000)
                                                     -------     ---------
     December 31, 1995                               131,000     1,467,000

       Revisions of previous estimates                13,000       113,000
       Production                                    (15,000)     (133,000)
                                                     -------     ---------
     December 31, 1996                               129,000     1,447,000
                                                     =======     =========

     Proved developed reserves -

     December 31, 1994                               147,000     1,402,000
                                                     =======     =========
     December 31, 1995                               125,000     1,451,000
                                                     =======     =========
     December 31, 1996                               122,000     1,428,000
                                                     =======     =========

     All of the Partnership's reserves are located within the continental United States.

         Southwest Royalties Institutional Income Fund XI-B, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


7.   Estimated Oil & Gas Reserves (unaudited) - continued
     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 1996, 1995 and 1994 is presented below:

                                             1996       1995        1994

     Future cash inflows, net of
      production and development
       costs                            $  4,409,000  2,650,000  3,526,000
     10% annual discount for
       estimated timing of cash
        flows                              1,692,000    985,000  1,248,000
                                           ---------  ---------  ---------
     Standardized measure of
      discounted future net cash
       flows                            $  2,717,000  1,665,000  2,278,000
                                           =========  =========  =========

     The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                             1996       1995        1994

     Sales of oil and gas produced,
      net of production costs           $   (580,000)  (492,000)   (33,000)
     Changes in price                      1,642,000    220,000        -
     Revisions to estimated
      production costs                        78,000   (303,000)       -
     Purchase of minerals in place               -          -    2,311,000
     Revisions of previous
      quantities estimates                  (357,000)  (240,000)       -
     Accretion of discount                   269,000    202,000        -
     Discounted future net
      cash flows -
       Beginning of year                   1,665,000  2,278,000        -
                                           ---------  ---------  ---------
       End of year                      $  2,717,000  1,665,000  2,278,000
                                           =========  =========  =========

     Future net cash flows were computed using year-end prices and costs that related to existing proved oil and gas reserves in which the Partnership has mineral interests.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          None.

                                 Part III

Item 10.  Directors and Executive Officers of the Registrant

Management of the Partnership is provided by Southwest Royalties, Inc., as Managing General Partner. The names, ages, offices, positions and length of service of the directors and executive officers of Southwest Royalties, Inc. are set forth below. Each director and executive officer serves for a term of one year. The present directors of the Managing General Partner have served in their capacity since the Company's formation in 1983.

        Name                Age                      Position
--------------------        ---         -------------------------------------
H. H. Wommack, III          41          Chairman of the Board, President,
                                        Chief Executive Officer, Treasurer
                                        and Director

H. Allen Corey              41          Secretary and Director

Bill E. Coggin              42          Vice President and Chief Financial
                                        Officer

Richard E. Masterson        43          Vice President, Exploration and
                                        Acquisitions

Jon P. Tate                 39          Vice President, Land and Assistant
                                        Secretary

Joel D. Talley              35          Vice President, Acquisitions and
                                        Exploitation Manager

R. Douglas Keathley         41          Vice President, Operations

H. H. Wommack, III, is Chairman of the Board, President, Chief Executive Officer, Treasurer, principal stockholder and a director of the Managing General Partner, and has served as its President since the Company's organization in August, 1983. Prior to the formation of the Company, Mr. Wommack was a self-employed independent oil producer engaged in the purchase and sale of royalty and working interests in oil and gas leases, and the drilling of exploratory and developmental oil and gas wells. Mr. Wommack holds a J.D. degree from the University of Texas from which he graduated in 1980, and a B.A. from the University of North Carolina in 1977.

H. Allen Corey, a founder of the Managing General Partner, has served as the Managing General Partner's secretary and a director since its inception. Mr. Corey is President of Trolley Barn Brewery, Inc., a brew pub restaurant chain based in the Southeast. Prior to his involvement with Trolley Barn, Mr. Corey was a partner at the law firm of Miller & Martin in Chattanooga, Tennessee. He is currently of counsel to the law firm of Baker, Donelson, Bearman & Caldwell, with the offices in Chattanooga, Tennessee. Mr. Corey received a J.D. degree from the Vanderbilt University Law School and B.A. degree from the University of North Carolina at Chapel Hill.

Bill E. Coggin, Vice President and Chief Financial Officer, has been with the Managing General Partner since 1985. Mr. Coggin was Controller for Rod Ric Corporation of Midland, Texas, an oil and gas drilling company, during the latter part of 1984. He was Controller for C.F. Lawrence & Associates, Inc., an independent oil and gas operator also of Midland, Texas during the early part of 1984. Mr. Coggin taught public school for four years prior to his business experience. Mr. Coggin received a B.S. in Education and a B.B.A. in Accounting from Angelo State University.

Richard E. Masterson, Vice President, Exploration and Acquisitions, first became associated with the Managing General Partner as a geological consultant in 1985. He was employed as a petroleum geologist by Grand Banks Energy (1980-1985), Monsanto (1977-1980) and Texaco, Inc. (1974-1976) prior to joining the Managing General Partner. Mr. Masterson is a member of the Society of Economic Paleontologists and Mineralogists and the West Texas Geological Society. Mr. Masterson received his B.A. degree in Geology from Trinity University.

Jon P. Tate, Vice President, Land and Assistant Secretary, assumed his responsibilities with the Managing General Partner in 1989. Prior to joining the Managing General Partner, Mr. Tate was employed by C.F. Lawrence & Associates, Inc., an independent oil and gas company, as Land Manager from 1981 through 1989. Mr. Tate is a member of the Permian Basin Landman's Association and received his B.B.S. degree from Hardin-Simmons University.

Joel D. Talley, Vice President, Acquisitions and Exploitation Manager, assumed his responsibilities with the Managing General Partner on July 15, 1996. Prior to joining the Managing General Partner, Mr. Talley was employed for four (4) years by Merit Energy Company as Acquisitions Manager and then as Region Manager over West Texas, New Mexico and Wyoming (1992-1996) and eight (8) years by ARCO Oil & Gas Company in various engineering positions (1984-1992). Mr. Talley received his B.S. in Mechanical Engineering in 1984 from Texas A&M University.

R. Douglas Keathley, Vice President, Operations, assumed his responsibilities with the Managing General Partner as a Production Engineer in October, 1992. Prior to joining the Managing General Partner, Mr. Keathley was employed for four (4) years by ARCO Oil & Gas Company as senior drilling engineer working in all phases of well production (1988-1992), eight (8) years by Reading & Bates Petroleum Company as senior petroleum engineer responsible for drilling (1980-1988) and two (2) years by Tenneco Oil Company as drilling engineer responsible for all phases of drilling (1978-1980). Mr. Keathley received his B.S. in Petroleum Engineering in 1977 from the University of Oklahoma.

Key Employees

Accounting and Administrative Officer - Debbie A. Brock, age 44, assumed her position with the Managing General Partner in 1991. Prior to joining the Managing General Partner, Ms. Brock was employed with Western Container Corporation as Accounting Manager (1982-1990), Synthetic Industries (Texas), Inc. as Accounting Manager (1976-1982) and held various accounting positions in the manufacturing industry (1971-1975). Ms. Brock received a B.B.A. from the University of Houston.

Controller - Robert A. Langford, age 47, assumed his responsibilities with the Managing General Partner in 1992. Mr. Langford received his B.B.A. degree in Accounting in 1975 from the University of Central Arkansas. Prior to joining the Managing General Partner, Mr. Langford was employed with Forest Oil Corporation as Corporate Coordinator, Regional Coordinator, Accounting Manager. He held various other positions from 1982-1992 and 1976-1980 and was Assistant Controller of National Oil Company from 1980-1982.

Financial Reporting Manager - Bryan Dixon, C.P.A., age 30, assumed his responsibilities with the Managing General Partner in 1992. Mr. Dixon received his B.B.A. degree in Accounting in 1988 from Texas Tech University in Lubbock, Texas. Prior to joining the Managing General Partner, Mr. Dixon was employed as a Senior Auditor with Johnson, Miller & Company from 1991-1992 and Audit Supervisor for Texas Tech University and the Texas Tech University Health Sciences Center from 1988-1991.

Production Superintendent - Steve C. Garner, age 55, assumed his responsibilities with the Managing General Partner as Production Superintendent in July, 1989. Prior to joining the Managing General Partner, Mr. Garner was employed 16 years by Shell Oil Company working in all phases of oil field production as operations foreman, one and one-half years with Petroleum Corporation of Delaware as Production Superintendent, six years as an independent engineering consultant, and one year with Citation Oil & Gas Corp. as a workover, completion and production foreman. Mr. Garner has worked extensively in the Permian Basin oil field for the last 25 years.

Tax Manager - Carolyn Cookson, age 40, assumed her position with the Managing General Partner in April, 1989. Prior to joining the Managing General Partner, Ms. Cookson was employed as Director of Taxes at C.F. Lawrence & Associates, Inc. from 1983 to 1989, and worked in public accounting at McCleskey, Cook & Green, P.C. from 1981 to 1983 and Deanna Brady, C.P.A. from 1980 to 1981. She is a member of the Permian Basin Chapter of the Petroleum Accountants' Society, and serves on its Board of Directors and is liaison to the Tax Committee. Ms. Cookson received a B.B.A. in accounting from New Mexico State University.

Vice President, Marketing - Steve J. Person, age 38, joined the Managing General Partner in 1989. Prior to joining the Managing General Partner, Mr. Person served as Vice President of Marketing for CRI, Inc., and was associated with Capital Financial Group and Dean Witter (1983). He received a B.B.A. from Baylor University in 1982 and an M.D.A. from Houston Baptist University in 1987.

Investor Relations Manager - Sandra K. Flournoy, age 50, came to Southwest Royalties, Inc. in 1988 from Parker & Parsley Petroleum, where she was Assistant Manager of Investor Services and Broker/Dealer Relations for two years. Prior to that, Ms. Flournoy was Administrative Assistant to the Superintendent at Greenwood ISD for four years.

In certain instances, the Managing General Partner will engage professional petroleum consultants and other independent contractors, including engineers and geologists in connection with property acquisitions, geological and geophysical analysis, and reservoir engineering. The Managing General Partner believes that, in addition to its own "in-house" staff, the utilization of such consultants and independent contractors in specific instances and on an "as-needed" basis allows for greater flexibility and greater opportunity to perform its oil and gas activities more economically and effectively.

Item 11.  Executive Compensation

The Partnership does not have any directors or executive officers. The executive officers of the Managing General Partner do not receive any cash compensation, bonuses, deferred compensation or compensation pursuant to any type of plan, from the Partnership. The Managing General Partner received $40,896 during 1996 and 40,000 during 1995, as an annual administrative fee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

There are no limited partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests.

The Managing General Partner owns a nine percent interest in the Partnership as a general partner.

No officer or director of the Managing General Partner owns Units in the Partnership. H. H. Wommack, III, as the individual general partner of the Partnership, owns a one percent interest as a general partner. There are no arrangements known to the Managing General Partner which may at a subsequent date result in a change of control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

In 1996, the Managing General Partner received $40,896 as an administrative fee. This amount is part of the general and administrative expenses incurred by the Partnership.

In some instances the Managing General Partner and certain officers and employees may be working interest owners in an oil and gas property in which the Partnership also has a working interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $57,200 for administrative overhead attributable to operating such properties during 1996.

Certain subsidiaries of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $3,000 for the year ended December 31, 1996.

The law firm of Miller & Martin, of which H. Allen Corey, an officer and director of the Managing General Partner, is a partner, is counsel to the Partnership. Miller & Martin provided services totaling approximately $90 during the period ended December 31, 1996, which constitutes an immaterial portion of that firm's business. Subsequent to December 31, 1996, the counsel to the Partnership, H. Allen Corey, became a partner in the law firm Baker, Donelson, Bearman & Caldwell.

In the opinion of management, the terms of the above transactions are similar to ones with unaffiliated third parties.

                                  Part IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a)(1)  Financial Statements:

                  Included in Part II of this report --
                  Report of Independent Accountants
                  Balance Sheet
                  Statement of Operations
                  Statement of Changes in Partners' Equity
                  Statement of Cash Flows
                  Notes to Financial Statements

             (2) Schedules required by Article 12 of Regulation S-X are either omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

             (3)  Exhibits:

                  4  (a)  Certificate of Limited Partnership of Southwest
                          Royalties Institutional Income Fund XI-B, L.P., dated August 24, 1993. (Incorporated by reference from Partnership's Form 10-K for the fiscal year ended December 31, 1993).

                     (b) Agreement of Limited Partnership of Southwest Royalties Institutional Income Fund XI-B, L.P., dated August 27, 1993. (Incorporated by reference from Partnership;s Form 10-K for the fiscal year ended December 31, 1993).

                  27  Financial Data Schedule

          (b)  Reports on Form 8-K

               There were no reports filed on Form 8-K during the quarter ended December 31, 1996.

                                Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          Southwest Royalties Institutional Income
                          Fund XI-B, L.P., a Delaware limited partnership


                          By:    Southwest Royalties, Inc., Managing
                                 General Partner


                          By:    /s/ H. H. Wommack, III
                                 -----------------------------
                                 H. H. Wommack, III, President


                          Date:  March 26, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.


By:    /s/ H. H. Wommack, III
       -----------------------------------
       H. H. Wommack, III, Chairman of the
       Board, President, Chief Executive
       Officer, Treasurer and Director


Date:  March 26, 1997

By:    /s/ H. Allen Corey
       -----------------------------
       H. Allen Corey, Secretary and
       Director


Date:  March 26, 1997