Form 10-Q
period 1997-03-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-B LP
filed 1997-05-15
CIK 887425

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

                      PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three month period ended
March 31, 1997 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund XI-B, L.P.

                              Balance Sheets


                                                 March 31,     December 31,
                                                   1997            1996
                                                 ---------     ------------
                                                (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                    $     24,462         20,225
 Receivable from Managing General
  Partner                                           56,341         79,012
 Other receivable                                   46,522         57,669
 Distribution receivable                                -              70
                                                 ---------      ---------
    Total current assets                           127,325        156,976
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  2,008,569      2,008,569
  Less accumulated depreciation,
   depletion and amortization                      538,000        502,000
                                                 ---------      ---------
    Net oil and gas properties                   1,470,569      1,506,569
                                                 ---------      ---------
Organization costs, net of amortization             12,502         14,362
                                                 ---------      ---------
                                              $  1,610,396      1,677,907
                                                 =========      =========

  Liabilities and Partners' Equity

Current liabilities:
 Accounts payable                             $      4,400              -
 Distribution payable                                    6              -
                                                  --------      ---------
    Total current liabilities                        4,406              -
                                                 ---------      ---------
Partners' equity:
 General partners                                   12,442         15,847
 Limited partners                                1,593,548      1,662,060
                                                 ---------      ---------
    Total partners' equity                       1,605,990      1,677,907
                                                 ---------      ---------
                                              $  1,610,396      1,677,907
                                                 =========      =========

         Southwest Royalties Institutional Income Fund XI-B, L.P.

                         Statements of Operations
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                         ----       ----

    Revenues

Net profits interests                               $    70,958     80,578
Interest income from operations                             223         35
Interest income on capital contributions                      -        642
Miscellaneous income                                      6,353          -
                                                        -------    -------
                                                         77,534     81,255
                                                        -------    -------

    Expenses

General and administrative                               17,091     17,488
Depreciation, depletion and amortization                 37,860     47,305
                                                        -------    -------
                                                         54,951     64,793
                                                        -------    -------
Net income                                          $    22,583     16,462
                                                        =======    =======
Net income allocated to:

 Managing General Partner                           $     5,440      5,681
                                                        =======    =======
 General partner                                    $       605        631
                                                        =======    =======
 Limited partners                                   $    16,538     10,150
                                                        =======    =======
  Per limited partner unit                          $      3.41       2.09
                                                        =======    =======

         Southwest Royalties Institutional Income Fund XI-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                         ----       ----

Cash flows from operating activities:

 Cash received from oil and gas sales               $   111,129     54,613
 Cash paid to suppliers                                 (12,691)   (12,188)
 Interest received                                          223        677
                                                        -------    -------
  Net cash provided by operating activities              98,661     43,102
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                              (94,424)   (43,140)
                                                        -------    -------
Net increase (decrease) in cash and
 cash equivalents                                         4,237        (38)

 Beginning of period                                     20,225     96,063
                                                        -------    -------
 End of period                                      $    24,462     96,025
                                                        =======    =======

                                                                (continued)

         Southwest Royalties Institutional Income Fund XI-B, L.P.

                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                         ----       ----

Reconciliation of net income to net cash provided by operating activities:

Net income                                          $    22,583     16,462

Adjustments to reconcile net income to net cash provided by operating activities:

  Depletion, depreciation and amortization               37,860     47,305
  (Increase) decrease in receivables                     33,818    (25,965)
  Increase in payables                                    4,400      5,300
                                                        -------    -------
Net cash provided by operating activities           $    98,661     43,102
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

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended March 31, 1997 and 1996:

                                               Three Months
                                                  Ended         Percentage
                                                 March 31,       Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   23.28     18.07      29%
Average price per mcf of gas              $    2.42      1.85      31%
Oil production in barrels                     3,200     5,100     (37%)
Gas production in mcf                        26,600    34,300     (22%)
Income from net profits interests         $  70,958    80,578     (12%)
Partnership distributions                 $  94,500    43,138     119%
Limited partner distributions             $  85,050    38,888     119%
Per unit distribution to limited
 partners                                 $   17.53      8.02     119%
Number of limited partner units               4,851     4,851

Revenues

The Partnership's income from net profits interests decreased to $70,958 from $80,578 for the quarters ended March 31, 1997 and 1996, respectively, a decrease of 12%. The principal factors affecting the comparison of the quarters ended March 31, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996 by 29%, or $5.21 per barrel, resulting in an increase of approximately $26,600 in income from net profits interests. Oil sales represented 54% of total oil and gas sales during the quarter ended March 31, 1997 as compared to 59% during the quarter ended March 31, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 31%, or $.57 per mcf, resulting in an increase of approximately $19,600 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $46,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,900 barrels or 37% during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996, resulting in a decrease of approximately $44,200 in income from net profits interests.

    Gas production decreased approximately 7,700 mcf or 22% during the same period, resulting in a decrease of approximately $18,600 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $62,800. The decrease is primarily a result of a sharp natural decline on one lease and downtime due to mechanical problems.

3. Lease operating costs and production taxes were 10% lower, or approximately $7,300 less during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996. The decrease is primarily a result of workover costs incurred on one lease during the first quarter of 1996 as compared to the same period in 1997.

Costs and Expenses

Total costs and expenses decreased to $54,951 from $64,793 for the quarters ended March 31, 1997 and 1996, respectively, a decrease of 15%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $400 during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996.

2. Depletion expense decreased to $36,000 for the quarter ended March 31, 1997 from $46,000 for the same period in 1996. This represents a decrease of 22%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the decrease in gross oil and gas revenue and the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $98,700 in the quarter ended March 31, 1997 as compared to approximately $43,100 in the quarter ended March 31, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

Cash flows used in financing activities were approximately $94,400 in the quarter ended March 31, 1997 as compared to approximately $43,100 in the quarter ended March 31, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 1997 were $94,500 of which $85,050 was distributed to the limited partners and $9,450 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1997 was $17.53. Total distributions during the quarter ended March 31, 1996 were $43,138 of which $38,888 was distributed to the limited partners and $4,250 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1996 was $8.02.

The source for the 1997 distributions of $94,500 was oil and gas operations of approximately $98,700, resulting in excess cash for contingencies or subsequent distributions. The source for the 1996 distributions of $43,138 was oil and gas operations of approximately $43,100, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $724,839 have been made to the partners. As of March 31, 1997, $666,213 or $137.34 per limited partner unit has been distributed to the limited partners, representing a 27% return of the capital contributed.

As of March 31, 1997, the Partnership had approximately $122,900 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matter to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               27  Financial Data Schedule

          (b)  Reports on Form 8-K:

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


Date:  May 15, 1997