Form 10-Q
period 1997-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-B LP
filed 1997-08-15
CIK 887425

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

                       PART I. - FINANCIAL INFORMATION


Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year.

          Southwest Royalties Institutional Income Fund XI-B, L.P.

                               Balance Sheets


                                                  June 30,       December 31,
                                                    1997            1996
                                                 ---------       ------------
                                                (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                    $       1,397          20,225
 Receivable from Managing General Partner            45,150          79,012
 Other receivable                                    50,076          57,669
 Distribution receivable                                  -              70
                                                  ---------       ---------
    Total current assets                             96,623         156,976
                                                  ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                   2,008,569       2,008,569
  Less accumulated depreciation,
   depletion and amortization                       566,000         502,000
                                                  ---------       ---------
    Net oil and gas properties                    1,442,569       1,506,569
                                                  ---------       ---------
Organization costs, net of amortization              10,642          14,362
                                                  ---------       ---------
                                              $   1,549,834       1,677,907
                                                  =========       =========

  Liabilities and Partners' Equity

Current liabilities
 Accounts payable                             $          53               -
 Distribution payable                                     6               -
                                                  ---------       ---------
    Total current liabilities                            59               -
                                                  ---------       ---------

Partner equity:
 General partners                                     9,806          15,847
 Limited partners                                 1,539,969       1,662,060
                                                  ---------       ---------
    Total partners' equity                        1,549,775       1,677,907
                                                  ---------       ---------
                                              $   1,549,834       1,677,907
                                                  =========       =========

          Southwest Royalties Institutional Income Fund XI-B, L.P.

                          Statements of Operations
                                 (unaudited)


                                  Three Months Ended      Six Months Ended
                                        June 30,              June 30,
                                    1997       1996       1997       1996

  Revenues

Income from net profits
 interests                     $    38,364     85,368     109,323    165,946
Interest income from
 operations                            241        587         464        622
Interest income from
 capital contributions                   -        253           -        895
Miscellaneous income                13,553          -      19,906          -
                                   -------    -------     -------    -------
                                    52,158     86,208     129,693    167,463
                                   -------    -------     -------    -------

  Expenses

General and administrative          11,013     10,759      28,105     28,249
Depreciation, depletion and
 amortization                       29,860     46,305      67,720     93,610
                                   -------    -------     -------    -------
                                    40,873     57,064      95,825    121,859
                                   -------    -------     -------    -------
Net income                     $    11,285     29,144      33,868     45,604
                                   =======    =======     =======    =======
Net income allocated to:

 Managing General Partner      $     3,703      6,768       9,143     12,449
                                   =======    =======     =======    =======
 General Partner               $       411        752       1,016      1,383
                                   =======    =======     =======    =======
 Limited partners              $     7,171     21,624      23,709     31,772
                                   =======    =======     =======    =======
  Per limited partner unit     $      1.48       4.46        4.89       6.55
                                   =======    =======     =======    =======

          Southwest Royalties Institutional Income Fund XI-B, L.P.

                          Statements of Cash Flows
                                 (unaudited)


                                                          Six Months Ended
                                                               June 30,
                                                           1997       1996

Cash flows from operating activities:

 Cash received from oil and gas sales                $    170,684    132,022
 Cash paid to suppliers                                   (28,052)   (28,249)
 Interest received                                            464      1,517
                                                          -------   --------
  Net cash provided by operating activities               143,096    105,290
                                                          -------   --------
Cash flows used in financing activities:

 Distributions to partners                               (161,924)  (161,206)
                                                          -------   --------
Net decrease in cash and cash equivalents                 (18,828)   (55,916)

 Beginning of period                                       20,225     96,063
                                                          -------   --------
 End of period                                       $      1,397     40,147
                                                          =======   ========

                                                                  (continued)

          Southwest Royalties Institutional Income Fund XI-B, L.P.
                     Statements of Cash Flows, continued
                                 (unaudited)


                                                          Six Months Ended
                                                               June 30,
                                                           1997       1996

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                           $     33,868     45,604

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization                 67,720     93,610
  (Increase) decrease in receivables                       41,455    (33,924)
  Increase in payables                                         53          -
                                                         --------   --------
Net cash provided by operating activities            $    143,096    105,290
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

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended June 30, 1997 and 1996:

                                                 Three Months
                                                    Ended         Percentage
                                                   June 30,        Increase
                                                1997      1996    (Decrease)
                                                ----      ----    ----------

Average price per barrel of oil           $   18.32      20.93       (12%)
Average price per mcf of gas              $    2.01       2.09        (4%)
Oil production in barrels                     2,900      3,900       (26%)
Gas production in mcf                        27,000     33,000       (18%)
Income from net profits interests         $  38,364     85,368       (55%)
Partnership distributions                 $  67,500    117,969       (43%)
Limited partner distributions             $  60,750    115,169       (47%)
Per unit distribution to limited
 partners                                 $   12.52      23.74       (47%)
Number of limited partner units               4,851      4,851

Revenues

The Partnership's income from net profits interests decreased to $38,364 from $85,368 for the quarters ended June 30, 1997 and 1996, respectively, a decrease of 55%. The principal factors affecting the comparison of the quarters ended June 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996 by 12%, or $2.61 per barrel, resulting in a decrease of approximately $10,200 in income from net profits interests. Oil sales represented 49% of total oil and gas sales during the quarter ended June 30, 1997 as compared to 54% during the quarter ended June 30, 1996.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 4%, or $.08 per mcf, resulting in a decrease of approximately $2,600 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $12,800. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,000 barrels or 26% during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996, resulting in a decrease of approximately $18,300 in income from net profits interests.

    Gas production decreased approximately 6,000 mcf or 18% during the same period, resulting in a decrease of approximately $12,100 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $30,400. The decrease is primarily attributable to the sharp natural decline on two leases and downtime, on several wells, due to mechanical problems.

3. Lease operating costs and production taxes were 7% higher, or approximately $4,300 more during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996. The increase is primarily attributable to repairs on a salt water disposal well during the second quarter of 1997.

Costs and Expenses

Total costs and expenses decreased to $40,873 from $57,064 for the quarters ended June 30, 1997 and 1996, respectively, a decrease of 28%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 2% or approximately $300 during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996.

2. Depletion expense decreased to $28,000 for the quarter ended June 30, 1997 from $45,000 for the same period in 1996. This represents a decrease of 38%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the decrease in gross oil and gas revenues and the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996.

B.  General Comparison of the Six Month Periods Ended June 30, 1997 and 1996

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1997 and 1996:


                                                  Six Months
                                                    Ended         Percentage
                                                   June 30,        Increase
                                                1997      1996    (Decrease)
                                                ----      ----    ----------

Average price per barrel of oil           $   20.92      19.31         8%
Average price per mcf of gas              $    2.20       1.96        12%
Oil production in barrels                     6,100      9,000       (32%)
Gas production in mcf                        54,000     67,300       (20%)
Income from net profits interests         $ 109,323    165,946       (34%)
Partnership distributions                 $ 162,000    161,107         1%
Limited partner distributions             $ 145,800    154,057        (5%)
Per unit distribution to limited
 partners                                 $   30.06      31.76        (5%)
Number of limited partner units               4,851      4,851

Revenues

The Partnership's income from net profits interests decreased to $109,323 from $165,946 for the six months ended June 30, 1997 and 1996, respectively, a decrease of 34%. The principal factors affecting the comparison of the six months ended June 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 by 8%, or $1.61 per barrel, resulting in an increase of approximately $14,500 in income from net profits interests. Oil sales represented 52% of total oil and gas sales during the six months ended June 30, 1997 as compared to 57% during the six months ended June 30, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 12%, or $.24 per mcf, resulting in an increase of approximately $16,200 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $30,700. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,900 barrels or 32% during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996, resulting in a decrease of approximately $60,700 in income from net profits interests.

    Gas production decreased approximately 13,300 mcf or 20% during the same period, resulting in a decrease of approximately $29,300 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $90,000. The decrease is primarily attributable to the sharp natural decline on two leases and downtime, on several wells, due to mechanical problems.

3. Lease operating costs and production taxes were 2% lower, or approximately $3,000 less during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

Costs and Expenses

Total costs and expenses decreased to $95,825 from $121,859 for the six months ended June 30, 1997 and 1996, respectively, a decrease of 21%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $100 during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

2. Depletion expense decreased to $64,000 for the six months ended June 30, 1997 from $91,000 for the same period in 1996. This represents a decrease of 30%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the decrease in gross oil and gas revenues and the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $143,100 in the six months ended June 30, 1997 as compared to approximately $105,300 in the six months ended June 30, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

Cash flows used in financing activities were approximately $161,900 in the six months ended June 30, 1997 as compared to approximately $161,200 in the six months ended June 30, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1997 were $162,000 of which $145,800 was distributed to the limited partners and $16,200 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1997 was $30.06. Total distributions during the six months ended June 30, 1996 were $161,107 of which $154,057 was distributed to the limited partners and $7,050 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1996 was $31.76.

The source for the 1997 distributions of $162,000 was oil and gas operations of approximately $143,100, with the balance from available cash on hand at the beginning of the period. The sources for the 1996 distributions of $161,107 were oil and gas operations of approximately $105,300 and excess capital of $89,489, resulting in excess cash for contingencies or subsequent distribution.

Since inception of the Partnership, cumulative monthly cash distributions of $792,339 have been made to the partners. As of June 30, 1997, $726,963 or $149.86 per limited partner unit has been distributed to the limited partners, representing a 30% return of the capital contributed.

As of June 30, 1997, the Partnership had approximately $96,600 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                        PART II. - OTHER INFORMATION


Item 1.    Legal Proceedings

           None

Item 2.    Changes in Securities

           None

Item 3.    Defaults Upon Senior Securities

           None

Item 4.    Submission of Matter to a Vote of Security Holders

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits:

                27 Financial Data Schedule

           (b)  Reports on Form 8-K:

                On June 12, 1997, the Partnership filed Form 8-K and on June 24, 1997, the Partnership filed Form 8-K Amended, with respect to Item 4, Changes in Registrant's Certifying Accountant.

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

Date:  August 15, 1997