Form 10-Q
period 1997-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-B LP
filed 1997-11-17
CIK 887425

Page 1 of 14
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________

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

                       407 N. Big Spring, Suite 300
                  _________Midland, Texas 79701_________
                 (Address of principal executive offices)

                      ________(915) 686-9927________
                      (Registrant's telephone number,
                           including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes __X__ No _____

         The total number of pages contained in this report is 14.

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund XI-B, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   1997           1996
                                              -------------   ------------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $    3,117         20,225
 Receivable from Managing General Partner          37,156         79,012
 Other receivable                                  60,000         57,669
 Distribution receivable                                -             70
---------                                      ---------
     Total current assets                         100,273        156,976
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 2,008,569      2,008,569
  Less accumulated depreciation,
   depletion and amortization                     591,000        502,000
                                                ---------      ---------
     Net oil and gas properties                 1,417,569      1,506,569
                                                ---------      ---------
Organization costs, net                             8,782         14,362
                                                ---------      ---------
                                               $1,526,624      1,677,907
                                                =========      =========

Liabilities and Partners' Equity

Current liability - Distribution payable       $      209              -
                                                ---------      ---------

Partners' equity
 General partners                                  10,156         15,847
 Limited partners                               1,516,259      1,662,060
                                                ---------      ---------
     Total partners' equity                     1,526,415      1,677,907
                                                ---------      ---------
                                               $1,526,624      1,677,907
                                                =========      =========

         Southwest Royalties Institutional Income Fund XI-B, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  1997      1996        1997      1996

Revenues

Income from net profits
 interests                   $    32,409    63,737     141,732   229,683
Interest income on capital
 contributions                         -         -           -       642
Interest income from operations                 99         401       563
1,276
Miscellaneous income              12,425    41,666      32,331    41,666
                                  ------   -------     -------   -------
                                  44,933   105,804     174,626   273,267
                                  ------   -------     -------   -------
Expenses

General and administrative        10,832    10,818      38,938    39,068
Depreciation, depletion and
 amortization                     26,860    46,128      94,580   139,738
                                  ------   -------     -------   -------
                                  37,692    56,946     133,518   178,806
                                  ------   -------     -------   -------
Net income                   $     7,241    48,858      41,108    94,461
                                  ======   =======     =======   =======



Net income allocated to:

 Managing General Partner    $     3,069     8,549      12,212    21,020
                                  ======   =======     =======   =======
 General Partner             $       341       950       1,357     2,336
                                  ======   =======     =======   =======
 Limited Partners            $     3,831    39,359      27,539    71,105
                                  ======   =======     =======   =======
  Per limited partner unit   $       .79      8.11        5.68     14.66
                                  ======   =======     =======   =======

         Southwest Royalties Institutional Income Fund XI-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1997       1996
Cash flows from operating activities

 Cash received from oil and gas sales              $  213,588    205,663
 Cash paid to suppliers                              (38,938)   (39,068)
 Interest received                                        563      1,918
                                                      -------    -------

  Net cash provided by operating activities           175,213    168,513
                                                      -------    -------

Cash flows provided by investing activities

 Refund of organization costs                               -      3,132
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                          (192,321)  (260,282)
                                                      -------    -------
Net decrease in cash and cash equivalents            (17,108)   (88,637)

 Beginning of period                                   20,225     96,063
                                                      -------    -------
 End of period                                     $    3,117      7,426
=======                                            =======

                                                             (continued)

         Southwest Royalties Institutional Income Fund XI-B, L.P.

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1997       1996
Reconciliation of net income to net cash provided by operating activities

Net income                                         $   41,108     94,461

Adjustments to reconcile net income to net cash provided by operating activities

 Depreciation, depletion and amortization              94,580    139,738
 (Increase) decrease in receivables                    39,525   (65,686)
                                                      -------    -------
Net cash provided by operating activities          $  175,213    168,513
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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended September 30, 1997 and 1996:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1997      1996   (Decrease)

Average price per barrel of oil            $   17.12     21.68   (21%)
Average price per mcf of gas               $    1.85      1.83      1%
Oil production in barrels                      2,600     3,800   (32%)
Gas production in mcf                         26,900    34,000   (21%)
Income from net profits interests          $  32,409    63,737   (49%)
Partnership distributions                  $  30,600    99,132   (69%)
Limited partner distributions              $  27,450    89,532   (69%)
Per unit distribution to limited partners  $    5.68     18.46   (69%)
Number of limited partner units                4,851     4,851

Revenues

The Partnership's income from net profits interests decreased to $32,409 from $63,737 for the quarters ended September 30, 1997 and 1996, respectively, a decrease of 49%. The principal factors affecting the comparison of the quarters ended September 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996 by 21%, or $4.56 per barrel, resulting in a decrease of approximately $17,300 in income from net profits interests. Oil sales represented 47% of total oil and gas sales during the quarter ended September 30, 1997 as compared to 57% during the quarter ended September 30, 1996.

     The average price for an mcf of gas received by the Partnership increased during the same period by 1%, or $.02 per mcf, resulting in an increase of approximately $700 in income from net profits interests.

     The net total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $16,600. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,200 barrels or 32% during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996, resulting in a decrease of approximately $20,500 in income from net profits interests.

   Gas production decreased approximately 7,100 mcf or 21% during the same period, resulting in a decrease of approximately $13,100 in income from net profits interests.

   The total decrease in income from net profits interests due to the change in production is approximately $33,600. The decrease is primarily attributable to the sharp natural decline on two leases and downtime, on several wells, due to mechanical problems.

3. Lease operating costs and production taxes were 23% lower, or approximately $18,500 less during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996. The decline is attributable to workover costs incurred in 1996 as compared to 1997.

Costs and Expenses

Total costs and expenses decreased to $37,692 from $56,946 for the quarters ended September 30, 1997 and 1996, respectively, a decrease of 34%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased less than 1% or $14 during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996.

2. Depletion expense decreased to $25,000 for the quarter ended September 30, 1997 from $43,000 for the same period in 1996. This represents a decrease of 42%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996 and the decline in gross oil and gas revenues.

B.  General Comparison of the Nine Month Periods Ended September 30, 1997
and 1996

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1997 and 1996:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1997      1996   (Decrease)

Average price per barrel of oil            $   19.79     20.01     (1%)
Average price per mcf of gas               $    2.08      1.92       8%
Oil production in barrels                      8,700    12,800    (32%)
Gas production in mcf                         80,900   101,300    (20%)
Income from net profits interests          $ 141,732   229,683    (38%)
Partnership distributions                  $ 192,600   260,239    (26%)
Limited partner distributions              $ 173,340   243,589    (29%)
Per unit distribution to limited partners  $   35.73     50.21    (29%)
Number of limited partner units                4,851     4,851

Revenues

The Partnership's income from net profits interests decreased to $141,732 from $229,683 for the nine months ended September 30, 1997 and 1996, respectively, a decrease of 38%. The principal factors affecting the comparison of the nine months ended September 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 by 1%, or $.22 per barrel, resulting in a decrease of approximately $2,800 in income from net profits interests. Oil sales represented 51% of total oil and gas sales during the nine months ended September 30, 1997 as compared to 57% during the nine months ended September 30, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 8%, or $.16 per mcf, resulting in an increase of approximately $16,200 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $13,400. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 4,100 barrels or 32% during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996, resulting in a decrease of approximately $81,100 in income from net profits interests.

    Gas production decreased approximately 20,400 mcf or 20% during the same period, resulting in a decrease of approximately $42,400 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the change in production is approximately $123,500. The decrease is primarily attributable to the sharp natural decline on two leases and downtime, on several wells, due to mechanical problems.

3.  Lease  operating  costs  and  production  taxes  were  10%  lower,   or
    approximately $21,400 less during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

Costs and Expenses

Total costs and expenses decreased to $133,518 from $178,806 for the nine months ended September 30, 1997 and 1996, respectively, a decrease of 25%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased less than 1% or $130 during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

2. Depletion expense decreased to $89,000 for the nine months ended September 30, 1997 from $134,000 for the same period in 1996. This represents a decrease of 34%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996 and the decline in gross oil and gas revenues.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $175,200 in the nine months ended September 30, 1997 as compared to approximately $168,500 in the nine months ended September 30, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

There were no cash flows provided by investing activities in the nine months ended September 30, 1997 as compared to approximately $3,100 in the nine months ended September 30, 1996.

Cash flows used in financing activities were approximately $192,300 in the nine months ended September 30, 1997 as compared to approximately $260,300 in the nine months ended September 30, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1997 were $192,600 of which $173,340 was distributed to the limited partners and $19,260 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1997 was $35.73. Total distributions during the nine months ended September 30, 1996 were $260,239 of which $243,589 was distributed to the limited partners and $16,650 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1996 was $50.21.

The source for the 1997 distributions of $192,600 was oil and gas operations of approximately $175,200, with the balance from available cash on hand at the beginning of the period. The sources for the 1996 distributions of $260,239 were oil and gas operations of approximately $168,500 and the refund of organization costs of approximately $3,100, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $822,939 have been made to the partners. As of September 30, 1997, $754,503 or $155.54 per limited partner unit has been distributed to the limited partners, representing a 31% return of the capital contributed.

As of September 30, 1997, the Partnership had approximately $100,100 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                        PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matter to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)Exhibits:

             27 Financial Data Schedule

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

Date:     November 15, 1997