Form 10-Q
period 1998-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-B LP
filed 1998-08-13
CIK 887425

14 of 14

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10-K Report for 1997 filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1997 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund XI-B, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1998            1997
                                                ---------      ------------
                                               (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                   $      3,481           4,948
 Receivable from Managing General Partner               -          54,454
 Other receivable                                  10,063          51,887
                                                ---------       ---------
    Total current assets                           13,544         111,289
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 2,008,049       2,008,569
  Less accumulated depreciation,
   depletion and amortization                   1,318,567       1,217,154
                                                ---------       ---------
    Net oil and gas properties                    689,482         791,415
                                                ---------       ---------
Organization costs, net of amortization             3,202           6,922
                                                ---------       ---------
                                             $    706,228         909,626
                                                =========       =========

  Liabilities and Partners' Equity

Current liabilities:
 Distribution payable                        $         43               6
 Payable to Managing General Partner               28,638               -
                                                ---------       ---------
    Total current liabilities                      28,681               6
                                                ---------       ---------
Partner equity:
 General partners                                 (1,416)          11,278
 Limited partners                                 678,963         898,342
                                                ---------       ---------
    Total partners' equity                        677,547         909,620
                                                ---------       ---------
                                             $    706,228         909,626
                                                =========       =========

         Southwest Royalties Institutional Income Fund XI-B, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    1998      1997        1998      1997
  Revenues

Income (loss) from net profits
 interests                    $  (17,019)     38,364     16,045    109,323
Interest income from
 operations                           266        241        428        464
Miscellaneous income                    -     13,553          -     19,906
                                  -------    -------    -------    -------
                                 (16,753)     52,158     16,473    129,693
                                  -------    -------    -------    -------

  Expenses

General and administrative         12,787     11,013     30,818     28,105
Depreciation, depletion and
 amortization                      20,360     29,860     47,220     67,720
Provision for impairment oil
 and gas properties                57,913          -     57,913          -
Miscellaneous expense              52,707          -     55,095          -
                                  -------    -------    -------    -------
                                  143,767     40,873    191,046     95,825
                                  -------    -------    -------    -------
Net income (loss)             $ (160,520)     11,285  (174,573)     33,868
                                  =======    =======    =======    =======
Net income (loss) allocated to:

 Managing General Partner     $   (7,402)      3,703    (6,250)      9,143
                                  =======    =======    =======    =======
 General Partner              $     (823)        411      (694)      1,016
                                  =======    =======    =======    =======
 Limited partners             $ (152,295)      7,171  (167,629)     23,709
                                  =======    =======    =======    =======
  Per limited partner unit    $   (31.39)       1.48    (34.56)       4.89
                                  =======    =======    =======    =======

         Southwest Royalties Institutional Income Fund XI-B, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1998      1997

Cash flows from operating activities:

 Cash received from oil and gas sales               $    59,045    170,684
 Cash paid to suppliers                                 (3,997)   (28,052)
 Interest received                                          428        464
                                                        -------   --------
  Net cash provided by operating activities              55,476    143,096
                                                        -------   --------
Cash flows from investing activities:
 Cash proceeds from sale of oil and gas properties          520          -
                                                        -------   --------
Cash flows used in financing activities:

 Distributions to partners                             (57,463)  (161,924)
                                                        -------   --------

Net decrease in cash and cash equivalents               (1,467)   (18,828)

 Beginning of period                                      4,948     20,225
                                                        -------   --------
 End of period                                      $     3,481      1,397
                                                        =======   ========

                                                               (continued)

         Southwest Royalties Institutional Income Fund XI-B, L.P.
                   Statements of Cash Flows, continued
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1998      1997

Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                                   $ (174,573)     33,868

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Depreciation, depletion and amortization               47,220     67,720
  Provision for impairment for oil and gas
   properties                                            57,913          -
  Decrease in receivables                                43,000     41,455
  Increase in payables                                   81,916         53
                                                        -------    -------
Net cash provided by operating activities           $    55,476    143,096
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

Based on current conditions, management does not anticipate performing workovers during the year. The Partnership could possibly experience a slight increase during that time and thereafter, could possibly experience a normal decline.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. The Partnership reduced the net capitalized costs of oil and gas properties in the quarter ended June 30, 1998 by approximately $57,913. The write-down has the effect of reducing net income, but did not affect cash flow or partner distributions. A continuation of the oil price environment experienced during the first half of 1998 will have an adverse affect on the Company's revenues and operating cash flow. Also, further declines in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1998 and 1997

The following table provides certain information regarding performance factors for the quarters ended June 30, 1998 and 1997:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1998       1997    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil         $     12.29     18.32     (33%)
Average price per mcf of gas            $      1.59      2.01     (21%)
Oil production in barrels                     2,500     2,900     (14%)
Gas production in mcf                        21,500    27,000     (20%)
Income from net profits interests       $  (17,019)    38,364    (144%)
Partnership distributions               $    24,000    67,500     (64%)
Limited partner distributions           $    21,600    60,750     (64%)
Per unit distribution to limited
 partners                               $      4.45     12.52     (64%)
Number of limited partner units               4,851     4,851

Revenues

The Partnership's income from net profits interests decreased to $(17,019) from $38,364 for the quarters ended June 30, 1998 and 1997, respectively, a decrease of 144%. The principal factors affecting the comparison of the quarters ended June 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997 by 33%, or $6.03 per barrel, resulting in a decrease of approximately $17,500 in income from net profits interests. Oil sales represented 69% of total oil and gas sales during the quarter ended June 30, 1998 as compared to 49% during the quarter ended June 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 21%, or $.42 per mcf, resulting in a decrease of approximately $11,340 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $28,840. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 400 barrels or 14% during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997, resulting in a decrease of approximately $4,900 in income from net profits interests.

    Gas production decreased approximately 5,500 mcf or 20% during the same period, resulting in a decrease of approximately $8,700 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the change in production is approximately $13,600. The decrease is primarily attributable to the sharp natural decline on two leases and downtime, due to mechanical problems.

3. Lease operating costs and production taxes were 11% lower, or approximately $7,400 less during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997. The decrease is primarily attributable to repairs on a salt water disposal well during the second quarter of 1997.

Costs and Expenses

Total costs and expenses increased to $143,767 from $40,873 for the quarters ended June 30, 1998 and 1997, respectively, an increase of 252%. The increase is the result of higher depletion expense, general and administrative expense, and miscellaneous expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 16% or approximately $1,770 during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997.

2. Depletion expense decreased to $18,500 for the quarter ended June 30, 1998 from $28,000 for the same period in 1997. This represents a decrease
   of  34%.   Depletion is calculated using the units of revenue method  of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decrease in depletion expense between the comparative periods were the decrease in gross oil and gas revenues and the decrease in the price of oil used to determine the Partnership's reserves for January 1, 1998 as compared to 1997. The Partnership reduced the net capitalized costs of oil and gas properties in the quarter ended June 30, 1998 by approximately $57,913. The write-down has the effect of reducing net income, but did not affect cash flow or partner distributions.

3. The Partnership entered into a purchase agreement on the Tar Baby lease that guaranteed net income each month from October 1994 through
   January  1998.   This income was recorded on the Partnerships  books  as
   miscellaneous income. Based on new information obtained in May 1998, an adjustment of $52,707 was found to be necessary. This adjustment was recorded as miscellaneous expense on the Partnerships books for the quarter ended June 30, 1998.

B.  General  Comparison of the Six Month Periods Ended June  30,  1998  and
    1997

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1998 and 1997:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1998       1997    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil         $     12.22     20.92     (42%)
Average price per mcf of gas            $      1.59      2.20     (28%)
Oil production in barrels                     5,300     6,100     (13%)
Gas production in mcf                        41,600    54,000     (23%)
Income from net profits interests       $    16,045   109,323     (85%)
Partnership distributions               $    57,500   162,000     (65%)
Limited partner distributions           $    51,750   145,800     (65%)
Per unit distribution to limited
 partners                               $     10.67     30.06     (65%)
Number of limited partner units               4,851     4,851

Revenues

The Partnership's income from net profits interests decreased to $16,045 from $109,323 for the six months ended June 30, 1998 and 1997, respectively, a decrease of 85%. The principal factors affecting the comparison of the six months ended June 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 by 42%, or $8.70 per barrel, resulting in a decrease of approximately $53,070 in income from net profits interests. Oil sales represented 49% of total oil and gas sales during the six months ended June 30, 1998 as compared to 52% during the six months ended June 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 28%, or $.61 per mcf, resulting in a decrease of approximately $32,940 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $86,010. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 800 barrels or 13% during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, resulting in a decrease of approximately $9,770 in income from net profits interests.

    Gas production decreased approximately 12,400 mcf or 23% during the same period, resulting in a decrease of approximately $19,700 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the change in production is approximately $29,470. The decrease is primarily attributable to the sharp natural decline on two leases and downtime, due to mechanical problems.

3.  Lease  operating  costs  and  production  taxes  were  16%  lower,   or
    approximately $22,200 less during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

Costs and Expenses

Total costs and expenses increased to $191,046 from $95,825 for the six months ended June 30, 1998 and 1997, respectively, an increase of 99%. The increase is the result of higher general and administrative expense and miscellaneous expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 10% or approximately $2,700 during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

2. Depletion expense decreased to $43,500 for the six months ended June 30, 1998 from $64,000 for the same period in 1997. This represents a decrease of 32%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the decrease in gross oil and gas revenues and the decrease in the price of oil used to determine the Partnership's reserves for January 1, 1998 as compared to 1997. The Partnership reduced the net capitalized costs of oil and gas properties in the quarter ended June 30, 1998 by approximately $57,913. The write-down has the effect of reducing net income, but did not affect cash flow or partner distributions.

3. The Partnership entered into a purchase agreement on the Tar Baby lease that guaranteed net income each month from October 1994 through January 1998. The income was recorded on the Partnerships books as miscellaneous income. Based on new information obtained in May 1998, an adjustment of $52,707 was found to be necessary. This adjustment was recorded as miscellaneous expense on the Partnerships books for the six months ended June 30, 1998.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $55,500 in the six months ended June 30, 1998 as compared to approximately $143,100 in the six months ended June 30, 1997. The primary source of the 1998 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $520 in the six months ended June 30, 1998. There were no cash flows provided by investing activities in the six months ended June 30, 1997. The source for the cash flows were sale of oil and gas properties.

Cash flows used in financing activities were approximately $57,500 in the six months ended June 30, 1998 as compared to approximately $161,900 in the six months ended June 30, 1997. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1998 were $57,500 of which $51,750 was distributed to the limited partners and $5,750 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1998 was $10.67. Total distributions during the six months ended June 30, 1997 were $162,000 of which $145,800 was distributed to the limited partners and $16,200 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1997 was $30.06.

The source for the 1998 distributions of $57,500 were oil and gas operations of approximately $55,500. The source for the 1997 distributions of $162,000 was oil and gas operations of approximately $143,100, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $988,439 have been made to the partners. As of June 30, 1998, $903,453 or $186.24 per limited partner unit has been distributed to the limited partners, representing a 37% return of the capital contributed.

As of June 30, 1998, the Partnership had approximately $(15,100) in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

              (a)                                     Exhibits:

               27 Financial Data Schedule

          (b) Reports on Form 8-K:

               No reports on Form 8-
               K were filed during the quarter ended June 30, 1998.

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

Date:  August 15, 1998