Form 10-Q
period 1998-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-B LP
filed 1998-11-12
CIK 887425

Page 6 of 14
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                            Yes __X__ No _____

         The total number of pages contained in this report is 15.

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10-K Report for 1997 filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1997 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund XI-B, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   1998           1997
                                              -------------   ------------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $    2,465          4,948
 Receivable from Managing General Partner               -         54,454
 Other receivable                                       -         51,887
                                                ---------      ---------
     Total current assets                           2,465        111,289
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 2,008,041      2,008,569
  Less accumulated depreciation,
   depletion and amortization                   1,334,567      1,217,154
                                                ---------      ---------
     Net oil and gas properties                   673,474        791,415
                                                ---------      ---------
Organization costs, net                             1,342          6,922
                                                ---------      ---------
                                               $  677,281        909,626
                                                =========      =========

Liabilities and Partners' Equity

Current liabilities
 Distribution payable                          $       83              6
 Payable to Managing General Partner                3,432              -
                                                ---------      ---------
     Total current liabilities                      3,515              6
                                                ---------      ---------

Partners' equity
 General partners                                     (8)         11,278
 Limited partners                                 673,774        898,342
                                                ---------      ---------
     Total partners' equity                       673,766        909,620
                                                ---------      ---------
                                               $  677,281        909,626
                                                =========      =========

         Southwest Royalties Institutional Income Fund XI-B, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  1998      1997        1998      1997
                                  ----      ----        ----      ----

Revenues

Income from net profits
 interests                    $   18,319    32,409      34,365   141,732
Interest income from operations                 15          99       443
563
Miscellaneous income               9,937    12,425    (45,159)    32,331
                                  ------   -------     -------   -------
                                  28,271    44,933    (10,351)   174,626
                                  ------   -------     -------   -------
Expenses

General and administrative        13,192    10,832      44,010    38,938
Depreciation, depletion and
 amortization                     17,860    26,860      65,080    94,580
Provision for impairment of
 oil and gas properties                -         -      57,913         -
                                  ------   -------     -------   -------
                                  31,052    37,692     167,003   133,518
                                  ------   -------     -------   -------
Net income (loss)             $  (2,781)     7,241   (177,354)    41,108
                                  ======   =======     =======   =======



Net income (loss) allocated to:

 Managing General Partner     $    1,357     3,069     (4,892)    12,212
                                  ======   =======     =======   =======
 General Partner              $      151       341       (544)     1,357
                                  ======   =======     =======   =======
 Limited Partners             $  (4,289)     3,831   (171,918)    27,539
                                  ======   =======     =======   =======
  Per limited partner unit    $    (.88)       .79      (35.44)     5.68
                                  ======   =======     =======   =======

         Southwest Royalties Institutional Income Fund XI-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1998       1997
                                                       ----       ----
Cash flows from operating activities

 Cash received from oil and gas sales              $   73,885    213,588
 Cash paid to suppliers                              (18,916)   (38,938)
 Interest received                                        443        563
                                                      -------    -------
  Net cash provided by operating activities            55,412    175,213
                                                      -------    -------
Cash flows provided by investing activities

 Cash received from sale of oil and gas
  property interest                                     1,937          -
 Additions to oil and gas properties                  (1,409)          -
                                                      -------    -------
  Net cash provided by investing activities               528          -
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                           (58,423)  (192,321)
                                                      -------    -------
Net decrease in cash and cash equivalents             (2,483)   (17,108)

 Beginning of period                                    4,948     20,225
                                                      -------    -------
 End of period                                     $    2,465      3,117
                                                      =======    =======

                                                             (continued)

         Southwest Royalties Institutional Income Fund XI-B, L.P.

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1998       1997
                                                       ----       ----
Reconciliation of net income (loss) to net cash provided by operating activities

Net income (loss)                                  $(177,354)     41,108

Adjustments to reconcile net income (loss) to net cash provided by operating activities

 Depreciation, depletion and amortization              65,080     94,580
 Provision for impairment of oil and gas properties               57,913
-
 Decrease in receivables                               39,520     39,525
 Increase in payables                                  70,253          -
                                                      -------    -------
Net cash provided by operating activities          $   55,412    175,213
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

Based on current conditions, management does not anticipate performing workovers during the year. The Partnership could possibly experience a normal decline.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. For the quarter ended September 30, 1998, the net capitalized cost did not exceed the estimated present value of oil and gas reserves. A continuation of the oil price environment experienced during the first three quarters of 1998 will have an adverse affect on the Company's revenues and operating cash flow. Also, further declines in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1998 and 1997

The following table provides certain information regarding performance factors for the quarters ended September 30, 1998 and 1997:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1998      1997   (Decrease)
                                                ----      ----   ----------
Average price per barrel of oil            $   11.59     17.12   (32%)
Average price per mcf of gas               $    1.91      1.85      3%
Oil production in barrels                      2,400     2,600    (8%)
Gas production in mcf                         24,000    26,900   (11%)
Income from net profits interests          $  18,319    32,409   (43%)
Partnership distributions                  $   1,000    30,600   (97%)
Limited partner distributions              $     900    27,450   (97%)
Per unit distribution to limited partners  $     .19      5.68   (97%)
Number of limited partner units                4,851     4,851

Revenues

The Partnership's income from net profits interests decreased to $18,319 from $32,409 for the quarters ended September 30, 1998 and 1997, respectively, a decrease of 43%. The principal factors affecting the comparison of the quarters ended September 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997 by 32%, or $5.53 per barrel, resulting in a decrease of approximately $14,400 in income from net profits interests. Oil sales represented 38% of total oil and gas sales during the quarter ended September 30, 1998 as compared to 47% during the quarter ended September 30, 1997.

     The average price for an mcf of gas received by the Partnership increased during the same period by 3%, or $.06 per mcf, resulting in an increase of approximately $1,600 in income from net profits interests.

     The net total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $12,800. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 200 barrels or 8% during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997, resulting in a decrease of approximately $2,300 in income from net profits interests.

   Gas production decreased approximately 2,900 mcf or 11% during the same period, resulting in a decrease of approximately $5,500 in income from net profits interests.

   The total decrease in income from net profits interests due to the change in production is approximately $7,800.

3.  Lease   operating  costs  and  production  taxes  were  5%  lower,   or
    approximately $3,400 less during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997.

Costs and Expenses

Total costs and expenses decreased to $31,052 from $37,692 for the quarters ended September 30, 1998 and 1997, respectively, a decrease of 18%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 22% or $2,400 during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997. The increase in general and administrative costs are due largely to higher accounting fees. The 10-
    Q's   are   now  required  to  be  reviewed  based  on  new  accounting pronouncements.

2. Depletion expense decreased to $16,000 for the quarter ended September 30, 1998 from $25,000 for the same period in 1997. This represents a decrease of 36%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the decrease in the price of oil and the decline in gross oil and gas revenues.

B.  General Comparison of the Nine Month Periods Ended September 30, 1998
and 1997

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1998 and 1997:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1998      1997   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   12.02     19.79    (39%)
Average price per mcf of gas               $    1.71      2.08    (18%)
Oil production in barrels                      7,700     8,700    (11%)
Gas production in mcf                         65,600    80,900    (19%)
Income from net profits interests          $  34,365   141,732    (76%)
Partnership distributions                  $  58,500   192,600    (70%)
Limited partner distributions              $  52,650   173,340    (70%)
Per unit distribution to limited partners  $   10.85     35.73    (70%)
Number of limited partner units                4,851     4,851

Revenues

The Partnership's income from net profits interests decreased to $34,365 from $141,732 for the nine months ended September 30, 1998 and 1997, respectively, a decrease of 76%. The principal factors affecting the comparison of the nine months ended September 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 by 39%, or $7.77 per barrel, resulting in a decrease of approximately $67,600 in income from net profits interests. Oil sales represented 45% of total oil and gas sales during the nine months ended September 30, 1998 as compared to 51% during the nine months ended September 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 18%, or $.37 per mcf, resulting in a decrease of approximately $30,000 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $97,600. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,000 barrels or 11% during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997, resulting in a decrease of approximately $12,000 in income from net profits interests.

    Gas production decreased approximately 15,300 mcf or 19% during the same period, resulting in a decrease of approximately $26,200 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the change in production is approximately $38,200. The decrease is primarily attributable to the sharp natural decline on two leases and a gas explosion which caused a loss of two months of production.

3.  Lease  operating  costs  and  production  taxes  were  13%  lower,   or
    approximately $25,500 less during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

Costs and Expenses

Total costs and expenses increased to $167,003 from $133,518 for the nine months ended September 30, 1998 and 1997, respectively, an increase of 25%. The increase is the result of higher general and administrative expense, partially offset by a decrease in depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 13% or $5,100 during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The increase in general and administrative costs are due largely to higher accounting fees. The 10-Q's are now required to be reviewed based on new accounting pronouncements.

2. Depletion expense decreased to $59,500 for the nine months ended September 30, 1998 from $89,000 for the same period in 1997. This represents a decrease of 33%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the decrease in the price of oil and the decline in gross oil and gas revenues.

3. The net capitalized costs for the nine months ended September 30, 1998 exceeded the estimated present value of oil and gas reserves, discounted at 10% in the amount of $57,913, such excess costs were charged to current expense. The write-down had the effect of reducing net income, but did not affect cash flow or partner distributions.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $55,400 in the nine months ended September 30, 1998 as compared to approximately $175,200 in the nine months ended September 30, 1997. The primary source of the 1998 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $500 in the nine months ended September 30, 1998. There were no cash flows provided by investing activities in the nine months ended September 30, 1997.

Cash flows used in financing activities were approximately $58,400 in the nine months ended September 30, 1998 as compared to approximately $192,300 in the nine months ended September 30, 1997. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1998 were $58,500 of which $52,650 was distributed to the limited partners and $5,850 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1998 was $10.85. Total distributions during the nine months ended September 30, 1997 were $192,600 of which $173,340 was distributed to the limited partners and $19,260 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1997 was $35.73.

The sources for the 1998 distributions of $58,500 were oil and gas operations of approximately $55,400 and the change in oil and gas properties of approximately $500, with the balance from available cash on hand at the beginning of the period. The source for the 1997 distributions of $192,600 was oil and gas operations of approximately $175,200, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $989,439 have been made to the partners. As of September 30, 1998, $904,353 or $186.43 per limited partner unit has been distributed to the limited partners, representing a 37% return of the capital contributed.

As of September 30, 1998, the Partnership had approximately $(1,050) of negative working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Information Systems for the Year 2000
The Partnership relies on the Managing General Partner for their data processing requirements. This includes use of a program designed and implemented by Midland Southwest Software, the Managing General Partner's software subsidiary. Midland Southwest Software currently has a year 2000 plan in effect. They have surveyed existing programs and hardware and estimate a compliance date of early 1999. Determination of the total cost in connection with the year 2000 compliance issue is difficult to determine due to the fact that they are in the process of developing their new 1998 version of marketed oil and gas software, which has, from inception, included year 2000 compliance. Third party software programs utilized by the Managing General Partner are either in compliance or are not affected by the year 2000, with the exception of the payroll service, which is currently modifying its system to accurately handle the Year 2000 issue.

The Managing General Partner has not completed its evaluation of its vendors or suppliers systems to determine the effect, if any, the non-compliance of such systems would have on the operations of the Managing General Partner. Plans are under way to perform an audit in late 1998 or early 1999 to determine the effect of non-compliance of its vendors and suppliers on the Managing General Partner and thus formulate a contingency plan.

A potential source of risk includes, but is not limited to, the inability of principal purchasers and suppliers to be year 2000 compliant, which could have a material effect on the Managing General Partner's production, cash flow and overall financial condition, notwithstanding the Managing General Partner's actions to prepare its own information systems. The Managing General Partner currently does not have a contingency plan in place to cover any unforeseen problems encountered that relate to the year 2000, but intends to produce one before the end of the fiscal year.

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

Date:     November 15, 1998