Form 10-Q
period 1999-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-B LP
filed 1999-08-12
CIK 887425

17 of 16

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

                            Yes   X   No

        The total number of pages contained in this report is 17.

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1998 which are found in the Registrant's Form 10-K Report for 1998 filed with the Securities and Exchange Commission. The December 31, 1998 balance sheet included herein has been taken from the Registrant's 1998 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund XI-B, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1999            1998
                                                ---------      ------------
                                               (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                   $     11,967           2,410
 Receivable from Managing General Partner          17,442           4,796
 Distribution receivable                               70               -
                                                ---------       ---------
    Total current assets                           29,479           7,206
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 2,007,077       2,007,920
  Less accumulated depreciation,
   depletion and amortization                   1,647,721       1,626,721
                                                ---------       ---------
    Net oil and gas properties                    359,356         381,199
                                                ---------       ---------
Organization costs, net of amortization                 -             102
                                                ---------       ---------
                                             $    388,835         388,507
                                                =========       =========

  Liabilities and Partners' Equity

Current liabilities:
 Distribution payable                        $          -              79
                                                ---------       ---------
Partner equity:
 General partners                                   3,119             797
 Limited partners                                 385,716         387,631
                                                ---------       ---------
    Total partners' equity                        388,835         388,428
                                                ---------       ---------
                                             $    388,835         388,507
                                                =========       =========

         Southwest Royalties Institutional Income Fund XI-B, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    1999      1998        1999      1998
  Revenues

Income (loss) from net profits
 interests                    $    33,792   (17,019)     48,533     16,045
Interest income from
 operations                           145        266        159        428
Miscellaneous income               21,000          -     21,000          -
                                  -------    -------    -------    -------
                                   54,937   (16,753)     69,692     16,473
                                  -------    -------    -------    -------

  Expenses

General and administrative         10,770     12,787     22,484     30,818
Depreciation, depletion and
 amortization                       8,000     20,360     21,102     47,220
Provision for impairment oil
 and gas properties                     -     57,913          -     57,913
Miscellaneous expense                   -     52,707          -     55,095
                                  -------    -------    -------    -------
                                   18,770    143,767     43,586    191,046
                                  -------    -------    -------    -------
Net income (loss)             $    36,167  (160,520)     26,106  (174,573)
                                  =======    =======    =======    =======
Net income (loss) allocated to:

 Managing General Partner     $     3,975    (7,402)      4,249    (6,250)
                                  =======    =======    =======    =======
 General Partner              $       442      (823)        473      (694)
                                  =======    =======    =======    =======
 Limited partners             $    31,750  (152,295)     21,384  (167,629)
                                  =======    =======    =======    =======
  Per limited partner unit    $      6.55    (31.39)       4.41    (34.56)
                                  =======    =======    =======    =======

         Southwest Royalties Institutional Income Fund XI-B, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1999      1998

Cash flows from operating activities:

 Cash received from oil and gas sales               $    61,018     59,045
 Cash paid to suppliers                                (26,615)    (3,997)
 Interest received                                          159        428
                                                        -------   --------
  Net cash provided by operating activities              34,562     55,476
                                                        -------   --------
Cash flows from investing activities:
 Cash proceeds from sale of oil and gas properties        1,571        520
 Additions to oil and gas properties                      (728)          -
                                                        -------   --------
  Net cash provided by investing activities                 843        520
                                                        -------   --------
Cash flows used in financing activities:

 Distributions to partners                             (25,848)   (57,463)
                                                        -------   --------

Net increase (decrease) in cash and cash equivalents      9,557     (1,467)

 Beginning of period                                      2,410      4,948
                                                        -------   --------
 End of period                                      $    11,967      3,481
                                                        =======   ========

                                                               (continued)

         Southwest Royalties Institutional Income Fund XI-B, L.P.
                   Statements of Cash Flows, continued
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1999      1998

Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                                   $    26,106  (174,573)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Depreciation, depletion and amortization               21,102     47,220
  Provision for impairment for oil and gas
   properties                                                 -     57,913
  Decrease in receivables                                12,486     43,000
  (Decrease) Increase in payables                      (25,132)     81,916
                                                        -------    -------
Net cash provided by operating activities           $    34,562     55,476
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 1999, and for the three and six months ended June 30, 1999, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. The Partnership's capitalized costs did not exceed the estimated present value of reserves as of June 30, 1999. The oil price environment experienced during 1998 had an adverse affect on the Company's revenues and operating cash flow. Further declines of oil prices during 1999 could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1999 and 1998

The following table provides certain information regarding performance factors for the quarters ended June 30, 1999 and 1998:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1999       1998    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil         $     15.89     12.29       29%
Average price per mcf of gas            $      1.99      1.59       25%
Oil production in barrels                     2,000     2,500     (20%)
Gas production in mcf                        20,800    21,500      (3%)
Income from net profits interests       $    33,792  (17,019)      299%
Partnership distributions               $    25,699    24,000        7%
Limited partner distributions           $    23,299    21,600        8%
Per unit distribution to limited
 partners                               $      4.80      4.45        8%
Number of limited partner units               4,851     4,851

Revenues

The Partnership's income from net profits interests increased to $33,792 from $(17,019) for the quarters ended June 30, 1999 and 1998, respectively, an increase of 299%. The principal factors affecting the comparison of the quarters ended June 30, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998 by 29%, or $3.60 per barrel, resulting in an increase of approximately $9,000 in income from net profits interests. Oil sales represented 43% of total oil and gas sales during the quarter ended June 30, 1999 as compared to 47% during the quarter ended June 30, 1998.

    The average price for an mcf of gas received by the Partnership increased during the same period by 25%, or $.40 per mcf, resulting in an increase of approximately $8,600 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $17,600. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 500 barrels or 20% during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998, resulting in a decrease of approximately $7,900 in income from net profits interests.

    Gas production decreased approximately 700 mcf or 3% during the same period, resulting in a decrease of approximately $1,400 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $9,300. The decrease of oil production is primarily due to downtime on one well and natural decline.

3. Lease operating costs and production taxes were 36% lower, or approximately $22,000 less during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998. The decline in lease operating costs is primarily in relation to the drop in oil prices experienced throughout 1998 and into the first six months of 1999, which made it uneconomical to perform workovers necessary to increase production and perform major repairs thus making it necessary to shut-in some wells.

Costs and Expenses

Total costs and expenses decreased to $18,770 from $143,767 for the quarters ended June 30, 1999 and 1998, respectively, a decrease of 86%. The decrease is the result of lower depletion expense, general and administrative expense, and miscellaneous expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 16% or approximately $2,000 during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998. The decrease of general and administrative costs were in part due to additional accounting costs incurred in 1998 in relation to the outsourcing of K-1 tax package preparation; a change in auditors requiring opinions from both the predecessors and successor auditors and a new accounting pronouncement requiring review by the independent auditors of the 10-Q's. The Managing General Partner has also made an effort to cut back on general and administrative costs whenever and wherever possible.

2. Depletion expense decreased to $8,000 for the quarter ended June 30, 1999 from $18,500 for the same period in 1998. This represents a decrease
   of  57%.   Depletion is calculated using the units of revenue method  of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for April 1, 1999 as compared to 1998 and the decrease in gross oil and gas revenues.

3. The Partnership entered into a purchase agreement on the Kaiser State lease that guaranteed net income each month for a specified period of time. This income was recorded on the Partnerships books as miscellaneous income. This property was sold effective May 1998.

4. The Partnership entered into a purchase agreement on the Tar Baby lease that guaranteed net income each month from October 1994 through January 1998. This income was recorded on the Partnerships books as miscellaneous income. Based on new information obtained in May 1998, an adjustment of $52,707 was found to be necessary. This adjustment was recorded as miscellaneous expense on the Partnerships books for the quarter ended June 30, 1998.

B.  General  Comparison of the Six Month Periods Ended June  30,  1999  and
    1998

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1999 and 1998:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1999       1998    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil         $     12.87     12.22        5%
Average price per mcf of gas            $      1.79      1.59       13%
Oil production in barrels                     4,300     5,300     (19%)
Gas production in mcf                        39,100    41,600      (6%)
Income from net profits interests       $    48,533    16,045      202%
Partnership distributions               $    25,699    57,500     (55%)
Limited partner distributions           $    23,299    51,750     (55%)
Per unit distribution to limited
 partners                               $      4.80     10.67     (55%)
Number of limited partner units               4,851     4,851

Revenues

The Partnership's income from net profits interests increased to $48,533 from $16,045 for the six months ended June 30, 1999 and 1998, respectively, an increase of 202%. The principal factors affecting the comparison of the six months ended June 30, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 by 5%, or $.65 per barrel, resulting in an increase of approximately $3,400 in income from net profits interests. Oil sales represented 44% of total oil and gas sales during the six months ended June 30, 1999 as compared to 49% during the six months ended June 30, 1998.

    The average price for an mcf of gas received by the Partnership increased during the same period by 13%, or $.20 per mcf, resulting in an increase of approximately $8,300 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $11,700. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,000 barrels or 19% during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998, resulting in a decrease of approximately $12,900 in income from net profits interests.

    Gas production decreased approximately 2,500 mcf or 6% during the same period, resulting in a decrease of approximately $4,500 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $17,400. The decrease of oil production is primarily due to downtime on one well and natural decline.

3. Lease operating costs and production taxes were 33% lower, or approximately $38,000 less during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The decline in lease operating costs is primarily in relation to the drop in oil prices experienced throughout 1998 and into the first six months of 1999, which made it uneconomical to perform workovers necessary to increase production and perform major repairs thus making it necessary to shut-in some wells.

Costs and Expenses

Total costs and expenses decreased to $43,586 from $191,046 for the six months ended June 30, 1999 and 1998, respectively, a decrease of 77%. The decrease is the result of lower general and administrative expense and miscellaneous expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 27% or approximately $8,300 during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998.

2. Depletion expense decreased to $21,000 for the six months ended June 30, 1999 from $43,500 for the same period in 1998. This represents a decrease of 52%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for April 1, 1999 as compared to 1998 and the decrease in gross oil and gas revenues.

3. The Partnership entered into a purchase agreement on the Kaiser State lease that guaranteed net income each month for a specified period of time. This income was recorded on the Partnerships books as miscellaneous income. This property was sold effective May 1998.

4. The Partnership entered into a purchase agreement on the Tar Baby lease that guaranteed net income each month from October 1994 through January 1998. This income was recorded on the Partnerships books as miscellaneous income. Based on new information obtained in May 1998, an adjustment of $52,707 was found to be necessary. This adjustment was recorded as miscellaneous expense on the Partnerships books for the quarter ended June 30, 1998.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $34,600 in the six months ended June 30, 1999 as compared to approximately $55,500 in the six months ended June 30, 1998. The primary source of the 1999 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $800 in the six months ended June 30, 1999 as compared to approximately $500 in the six months ended June 30, 1998.

Cash flows used in financing activities were approximately $25,800 in the six months ended June 30, 1999 as compared to approximately $57,500 in the six months ended June 30, 1998. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1999 were $25,699 of which $23,299 was distributed to the limited partners and $2,400 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1999 was $4.80. Total distributions during the six months ended June 30, 1998 were $57,500 of which $51,750 was distributed to the limited partners and $5,750 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1998 was $10.67.

The source for the 1999 distributions of $25,699 was oil and gas operations of approximately $34,600 and the net change in oil and gas properties of approximately $800, resulting in excess cash for contingencies or subsequent distributions. The source for the 1998 distributions of $57,500 was oil and gas operations of approximately $55,500.

Since inception of the Partnership, cumulative monthly cash distributions of $1,015,138 have been made to the partners. As of June 30, 1999, $927,652 or $191.23 per limited partner unit has been distributed to the limited partners, representing a 38% return of the capital contributed.

As of June 30, 1999, the Partnership had approximately $29,500 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

              (a)                                     Exhibits:

               27 Financial Data Schedule

          (b) Reports on Form 8-K:

               No reports on Form 8-
               K were filed during the quarter ended June 30, 1999.

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

Date:  August 15, 1999