Form 10-Q
period 1999-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-B LP
filed 1999-11-09
CIK 887425

Page 18 of 18
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

                            Yes __X__ No _____

         The total number of pages contained in this report is 18.

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1998 which are found in the Registrant's Form 10-K Report for 1998 filed with the Securities and Exchange Commission. The December 31, 1998 balance sheet included herein has been taken from the Registrant's 1998 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund XI-B, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   1999           1998
                                              -------------   ------------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $   33,098          2,410
 Receivable from Managing General Partner          31,570          4,796
 Distribution receivable                               70              -
                                                ---------      ---------
     Total current assets                          64,738          7,206
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 2,007,061      2,007,920
  Less accumulated depreciation,
   depletion and amortization                   1,654,721      1,626,721
                                                ---------      ---------
     Net oil and gas properties                   352,340        381,199
                                                ---------      ---------
Organization costs, net                                 -            102
                                                ---------      ---------
                                               $  417,078        388,507
                                                =========      =========

Liabilities and Partners' Equity

Current liability
 Distribution payable                          $        -             79
                                                ---------      ---------
Partners' equity
 General partners                                   6,643            797
 Limited partners                                 410,435        387,631
                                                ---------      ---------
     Total partners' equity                       417,078        388,428
                                                ---------      ---------
                                               $  417,078        388,507
                                                =========      =========

         Southwest Royalties Institutional Income Fund XI-B, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  1999      1998        1999      1998
                                  ----      ----        ----      ----

Revenues

Income from net profits
 interests                    $   71,505    18,319     120,037    34,365
Interest income from operations                355          15       514
443
Miscellaneous income                   -     9,937      21,000  (45,159)
                                  ------   -------     -------   -------
                                  71,860    28,271     141,551  (10,351)
                                  ------   -------     -------   -------
Expenses

General and administrative         9,617    13,192      32,100    44,010
Depreciation, depletion and
 amortization                      7,000    17,860      28,102    65,080
Provision for impairment of
 oil and gas properties                -         -           -    57,913
                                  ------   -------     -------   -------
                                  16,617    31,052      60,202   167,003
                                  ------   -------     -------   -------
Net income (loss)             $   55,243   (2,781)      81,349 (177,354)
                                  ======   =======     =======   =======



Net income (loss) allocated to:

 Managing General Partner     $    5,602     1,357       9,851   (4,892)
                                  ======   =======     =======   =======
 General Partner              $      622       151       1,094     (544)
                                  ======   =======     =======   =======
 Limited Partners             $   49,019   (4,289)      70,404 (171,918)
                                  ======   =======     =======   =======
  Per limited partner unit    $    10.10     (.88)       14.51    (35.44)
                                  ======   =======     =======   =======

         Southwest Royalties Institutional Income Fund XI-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1999       1998
                                                       ----       ----
Cash flows from operating activities

 Cash received from oil and gas sales              $  113,495     73,885
 Cash paid to suppliers                              (31,332)   (18,916)
 Interest received                                        514        443
                                                      -------    -------
  Net cash provided by operating activities            82,677     55,412
                                                      -------    -------
Cash flows provided by investing activities

 Cash received from sale of oil and gas
  property interest                                     1,571      1,937
 Additions to oil and gas properties                    (712)    (1,409)
                                                      -------    -------
  Net cash provided by investing activities               859        528
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                           (52,848)   (58,423)
                                                      -------    -------
Net increase (decrease) in cash and cash equivalents              30,688
(2,483)

 Beginning of period                                    2,410      4,948
                                                      -------    -------
 End of period                                     $   33,098      2,465
                                                      =======    =======

                                                             (continued)

         Southwest Royalties Institutional Income Fund XI-B, L.P.

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1999       1998
                                                       ----       ----
Reconciliation of net income (loss) to net cash provided by operating activities

Net income (loss)                                  $   81,349  (177,354)

Adjustments to reconcile net income (loss) to net cash provided by operating activities

 Depreciation, depletion and amortization              28,102     65,080
 Provision for impairment of oil and gas properties                    -
57,913
 (Increase) decrease in receivables                   (6,542)     39,520
 (Decrease) increase in payables                     (20,232)     70,253
                                                      -------    -------
Net cash provided by operating activities          $   82,677     55,412
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
                                                    Limited   General
                                                    Partner   Partners (1)
                                                    -------   --------
     Organization and offering expenses (2)        100%          -
     Acquisition costs                             100%          -
     Operating costs                                90%        10%
     Administrative costs (3)                       90%        10%
     Direct costs                                   90%        10%
     All other costs                                90%        10%
     Interest income earned on capital contributions100%         -
     Oil and gas revenues                           90%        10%
     All other revenues                             90%        10%
     Amortization                                  100%          -
     Depletion allowances                          100%          -

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 1999, and for the three and nine months ended September 30, 1999, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998.

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

Based on current conditions, management does not anticipate performing workovers during the last quarter of 1999. The Partnership could possibly experience a normal decline.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. For the quarter ended September 30, 1999, the net capitalized cost did not exceed the estimated present value of oil and gas reserves. A return of the oil price environment experienced during the first two quarters of 1999 would have an adverse affect on the Company's revenues and operating cash flow. Also, further declines in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1999 and 1998

The following table provides certain information regarding performance factors for the quarters ended September 30, 1999 and 1998:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1999      1998   (Decrease)
                                                ----      ----   ----------
Average price per barrel of oil            $   21.50     11.59     86%
Average price per mcf of gas               $    2.41      1.91     26%
Oil production in barrels                      2,900     2,400     21%
Gas production in mcf                         21,510    24,000   (10%)
Income from net profits interests          $  71,505    18,319    290%
Partnership distributions                  $  27,000     1,000  2,600%
Limited partner distributions              $  24,300       900  2,600%
Per unit distribution to limited partners  $    5.01       .19  2,600%
Number of limited partner units                4,851     4,851

Revenues

The Partnership's income from net profits interests increased to $71,505 from $18,319 for the quarters ended September 30, 1999 and 1998, respectively, an increase of 290%. The principal factors affecting the comparison of the quarters ended September 30, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998 by 86%, or $9.91 per barrel, resulting in an increase of approximately $23,800 in income from net profits interests. Oil sales represented 55% of total oil and gas sales during the quarter ended September 30, 1999 as compared to 38% during the quarter ended September 30, 1998.

     The average price for an mcf of gas received by the Partnership increased during the same period by 26%, or $.50 per mcf, resulting in an increase of approximately $12,000 in income from net profits interests.

     The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $35,800. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 500 barrels or 21% during the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998, resulting in an increase of approximately $10,750 in income from net profits interests.

   Gas production decreased approximately 2,490 mcf or 10% during the same period, resulting in a decrease of approximately $6,000 in income from net profits interests.

   The net total increase in income from net profits interests due to the change in production is approximately $4,750. The increase in oil production is in relation to a settlement of royalty on the Dagger Draw Lease. Production interest of approximately 1,100 barrels were held in suspense from 1993 through 1999. These dollars were received and recorded in the Partnership during the third quarter of 1999.

3. Lease operating costs and production taxes were 27% lower, or approximately $15,500 less during the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998. The decline in lease operating costs is primarily in relation to the drop in oil prices experienced throughout 1998 and into the first six months of 1999, which made it uneconomical to perform workovers and major repairs. Although prices have increased during the third quarter of 1999, only routine repairs and maintenance for the most part are being performed.

Costs and Expenses

Total costs and expenses decreased to $16,617 from $31,052 for the quarters ended September 30, 1999 and 1998, respectively, a decrease of 46%. The decrease is the result of lower depletion expense and general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 27% or $3,600 during the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998. The decrease of general and administrative costs were in part due to additional accounting costs incurred in 1998 in relation to the outsourcing of K-1 tax package preparation; a change in auditors requiring opinions from both the predecessors and successor auditors and a new accounting pronouncement requiring review by the independent auditors of the 10-Q's. The Managing General Partner has also made an effort to cut back on general and administrative costs whenever and wherever possible.

2. Depletion expense decreased to $7,000 for the quarter ended September 30, 1999 from $16,000 for the same period in 1998. This represents a decrease of 56%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for October 1, 1999 as compared to 1998.

B.  General Comparison of the Nine Month Periods Ended September 30, 1999
and 1998

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1999 and 1998:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1999      1998   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   15.51     12.02      29%
Average price per mcf of gas               $    2.01      1.71      18%
Oil production in barrels                      7,590     7,700     (1%)
Gas production in mcf                         60,610    65,600     (8%)
Income from net profits interests          $ 120,037    34,365     249%
Partnership distributions                  $  52,699    58,500    (10%)
Limited partner distributions              $  47,599    52,650    (10%)
Per unit distribution to limited partners  $    9.81     10.85    (10%)
Number of limited partner units                4,851     4,851

Revenues

The Partnership's income from net profits interests increased to $120,037 from $34,365 for the nine months ended September 30, 1999 and 1998, respectively, an increase of 249%. The principal factors affecting the comparison of the nine months ended September 30, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 by 29%, or $3.49 per barrel, resulting in an increase of approximately $26,900 in income from net profits interests. Oil sales represented 49% of total oil and gas sales during the nine months ended September 30, 1999 as compared to 45% during the nine months ended September 30, 1998.

    The average price for an mcf of gas received by the Partnership increased during the same period by 18%, or $.30 per mcf, resulting in an increase of approximately $19,700 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $46,600. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 110 barrels or 1% during the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998, resulting in a decrease of approximately $1,700 in income from net profits interests.

    Gas production decreased approximately 4,990 mcf or 8% during the same period, resulting in a decrease of approximately $10,000 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $11,700.

3. Lease operating costs and production taxes were 31% lower, or approximately $53,500 less during the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The decline in lease operating costs is primarily in relation to the drop in oil prices experienced throughout 1998 and into the first six months of 1999, which made it uneconomical to perform workovers and major repairs. Although prices have increased during the third quarter of 1999, only routine repairs and maintenance for the most part are being performed.

Costs and Expenses

Total costs and expenses decreased to $60,202 from $167,003 for the nine months ended September 30, 1999 and 1998, respectively, a decrease of 64%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 27% or $11,900 during the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The decrease of general and administrative costs were in part due to additional accounting costs incurred in 1998 in relation to the outsourcing of K-1 tax package preparation; a change in auditors requiring opinions from both the predecessors and successor auditors and a new accounting pronouncement requiring review by the independent auditors of the 10-Q's. The Managing General Partner has also made an effort to cut back on general and administrative costs whenever and wherever possible.

2. Depletion expense decreased to $28,000 for the nine months ended September 30, 1999 from $59,500 for the same period in 1998. This represents a decrease of 53%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for October 1, 1999 as compared to 1998.

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

Cash flows provided by operating activities were approximately $82,700 in the nine months ended September 30, 1999 as compared to approximately $55,400 in the nine months ended September 30, 1998. The primary source of the 1999 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $900 in the nine months ended September 30, 1999 as compared to approximately $500 in the nine months ended September 30, 1998.

Cash flows used in financing activities were approximately $52,800 in the nine months ended September 30, 1999 as compared to approximately $58,400 in the nine months ended September 30, 1998. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1999 were $52,699 of which $47,599 was distributed to the limited partners and $5,100 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1999 was $9.81. Total distributions during the nine months ended September 30, 1998 were $58,500 of which $52,650 was distributed to the limited partners and $5,850 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1998 was $10.85.

The source for the 1999 distributions of $52,699 was oil and gas operations of approximately $82,700 and the change in oil and gas properties of approximately $900, resulting in excess cash for contingencies or subsequent distribution. The sources for the 1998 distributions of $58,500 were oil and gas operations of approximately $55,400 and the change in oil and gas properties of approximately $500, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $1,042,138 have been made to the partners. As of September 30, 1999, $951,952 or $196.24 per limited partner unit has been distributed to the limited partners, representing a 39% return of the capital contributed.

As of September 30, 1999, the Partnership had approximately $64,700 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner
The Managing General Partner has a highly leveraged capital structure with over $21.0 million of interest payments due within the next twelve months on its debt obligations. Due to the severely depressed commodity prices experienced for the past eighteen months, the Managing General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

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

Information Systems for the Year 2000
The Managing General Partner provides all data processing needs of the Partnership. The Managing General Partner has identified and assessed its exposure to the potential Year 2000 software and imbedded chip processing and date sensitivity issue. Through the Managing General Partners data processing subsidiary, Midland Southwest Software, Inc., the Managing General Partner proactively initiated an internal plan to identify applicable hardware and software, assess impact and effect, estimate costs, construct and implement corrective actions, and prepare contingency plans.

Identification & Assessment
The Managing General Partner currently believes it identified the internal and external software and hardware that had the potential for date sensitivity problems. Four critical systems and/or functions were identified and addressed: (1) the proprietary software of the Partnership
(OGAS) that is used for oil & gas property management and financial accounting functions, (2) the DEC VAX/VMS hardware and operating system,
(3) various third-party application software including lease economic analysis, fixed asset management, geological applications, and payroll/human resource programs, and (4) External Agents.

The proprietary software of the Partnership has met compliance requirements. Since this is an internally generated software package, the Managing General Partner incurred approximately $25,000 in man-hours. Modifications were made by internal staff and did not represent additional costs to the Partnership. The Managing General Partner has not made contingency plans at this time since the conversion is ahead of schedule and being handled by Managing General Partner controlled internal programmers. Given the complexity of the systems that were modified, it is anticipated that some problems may arise, but having met the early completion date, the Managing General Partner feels that adequate time remains available to overcome unforeseen delays.

DEC has released a fully compliant version of its operating system that is used by the Partnership on the DEC VAX system. It was installed, the Managing General Partner believes that this solved any potential problems on the system.

The Managing General Partner has identified various third-party software that may have date sensitivity problems and is continuing to work with the vendors to secure solutions as well as prepare contingency plans. After review and evaluation of the vendor plans and status, the Managing General Partner believes that the problems will be resolved prior to the year 2000 or the alternate contingency plan will sufficiently and adequately remediate the problem so that there is no material disruption to business functions.

The External Agents of the Partnership include suppliers, customers, owners, vendors, banks, product purchasers including pipelines, and other oil and gas property operators. The Managing General Partner is in the process of identifying and communicating with each critical External Agent about its plan and progress thereof in addressing the Year 2000 issue. This process is on schedule and the Managing General Partner, at this time, believes that there should be no material interference or disruption associated with any of the critical External Agent's functions necessary to the Partnership's business. The Managing General Partner estimates completion of this audit by year end 1999 and believes that alternate plans can be devised to circumvent any material problems arising from critical External Agent noncompliance.

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

Risks/Contingency
The failure to correct critical systems of the Partnership, or the failure of a material business partner or External Agent to resolve critical Year 2000 issues could have a serious adverse impact on the ability of the
Partnership to continue operations and meet obligations. Based on the Managing General Partner's evaluation and assessment to date, it is believed that any interruption in operation will be minor and short-lived and pose no material monetary loss, safety, or environmental risk to the Partnership. However, due to the external nature of the potential problems, it is impossible to accurately identify the risks, quantify potential impacts or establish a final contingency plan. The Managing General Partner believes that its assessment and contingency planning will be complete no later than year-end 1999.

Worst Case Scenario
The Securities and Exchange Commission requires public companies to forecast the most reasonably likely worst case Year 2000 scenario, assuming that the Managing General Partner's Year 2000 plan is not effective. Analysis of the most reasonably likely worst case Year 2000 scenarios the Partnership may face leads to contemplation of the following possibilities which, though considered highly unlikely, must be included in any consideration of worst cases: widespread failure of electrical, gas, and similar supplies by utilities serving the Partnership; widespread disruption of the services of communications common carriers; similar disruption to means and modes of transportation for the Partnership and its employees, contractors, suppliers, and customers; significant disruption to the Partnership's ability to gain access to, and continue working in, office buildings and other facilities; and the failure, of third-parties systems, the effects of which would have a cumulative material adverse impact on the Partnership's critical systems. The Partnership could experience an inability by customers, traders, and others to pay, on a timely basis or at all, obligations owed to the Partnership. Under these circumstances, the adverse effect on the Partnership, and the diminution of Partnership revenues, could be material, although not quantifiable at this time.

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

Date:     November 15, 1999