Form 10-Q
period 2000-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-B LP
filed 2000-08-10
CIK 887425

1 of 16

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

                            Yes   X   No

        The total number of pages contained in this report is 16.

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1999 which are found in the Registrant's Form 10-K Report for 1999 filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet included herein has been taken from the Registrant's 1999 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund XI-B, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   2000            1999
                                                ---------      ------------
                                               (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                   $     30,402          24,784
 Receivable from Managing General Partner          52,108          39,956
 Distribution receivable                                -              70
                                                ---------       ---------
    Total current assets                           82,510          64,810
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 2,006,334       2,006,334
  Less accumulated depreciation,
   depletion and amortization                   1,678,721       1,665,721
                                                ---------       ---------
    Net oil and gas properties                    327,613         340,613
                                                ---------       ---------
                                             $    410,123         405,423
                                                =========       =========

  Liabilities and Partners' Equity

Partner equity:
 General partners                            $      8,348           6,578
 Limited partners                                 401,775         398,845
                                                ---------       ---------
    Total partners' equity                        410,123         405,423
                                                ---------       ---------
                                             $    410,123         405,423
                                                =========       =========

         Southwest Royalties Institutional Income Fund XI-B, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    2000      1999        2000      1999
  Revenues

Income from net profits
 interests                    $    75,605     33,792    146,758     48,533
Interest income from
 operations                           510        145        946        159
Miscellaneous income                    -     21,000          -     21,000
                                  -------    -------    -------    -------
                                   76,115     54,937    147,704     69,692
                                  -------    -------    -------    -------

  Expenses

General and administrative          9,985     10,770     20,004     22,484
Depreciation, depletion and
 amortization                       2,000      8,000     13,000     21,102
                                  -------    -------    -------    -------
                                   11,985     18,770     33,004     43,586
                                  -------    -------    -------    -------
Net income                    $    64,130     36,167    114,700     26,106
                                  =======    =======    =======    =======
Net income allocated to:

 Managing General Partner     $     5,952      3,975     11,493      4,249
                                  =======    =======    =======    =======
 General Partner              $       661        442      1,277        473
                                  =======    =======    =======    =======
 Limited partners             $    57,517     31,750    101,930     21,384
                                  =======    =======    =======    =======
  Per limited partner unit    $    11.86       6.55       21.01       4.41
                                  =======    =======    =======    =======

         Southwest Royalties Institutional Income Fund XI-B, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2000      1999

Cash flows from operating activities:

 Cash received from oil and gas sales               $   139,725     61,018
 Cash paid to suppliers                                (25,123)   (26,615)
 Interest received                                          946        159
                                                        -------   --------
  Net cash provided by operating activities             115,548     34,562
                                                        -------   --------
Cash flows from investing activities:

 Cash proceeds from sale of oil and gas properties            -      1,571
 Additions to oil and gas properties                          -      (728)
                                                        -------   --------
  Net cash provided by investing activities                   -        843
                                                        -------   --------
Cash flows used in financing activities:

 Distributions to partners                            (109,930)   (25,848)
                                                        -------   --------

Net increase in cash and cash equivalents                 5,618      9,557

 Beginning of period                                     24,784      2,410
                                                        -------   --------
 End of period                                      $    30,402     11,967
                                                        =======   ========

                                                               (continued)

         Southwest Royalties Institutional Income Fund XI-B, L.P.

                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2000      1999

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $   114,700     26,106

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation, depletion and amortization               13,000     21,102
  (Increase) decrease in receivables                    (7,033)     12,486
  Decrease in payables                                  (5,119)   (25,132)
                                                        -------    -------
Net cash provided by operating activities           $   115,548     34,562
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2000, and for the three and six months ended June 30, 2000, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. The Partnership's capitalized costs did not exceed the estimated present value of reserves as of June 30, 2000.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2000 and 1999

The following table provides certain information regarding performance factors for the quarters ended June 30, 2000 and 1999:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2000       1999    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil         $     28.39     15.89       79%
Average price per mcf of gas            $      4.35      1.99      119%
Oil production in barrels                     1,600     2,000     (20%)
Gas production in mcf                        17,300    20,800     (17%)
Income from net profits interests       $    75,605    33,792      124%
Partnership distributions               $    55,000    25,699      114%
Limited partner distributions           $    49,500    23,299      112%
Per unit distribution to limited
 partners                               $     10.20      4.80      112%
Number of limited partner units               4,851     4,851

Revenues

The Partnership's income from net profits interests increased to $75,605 from $33,792 for the quarters ended June 30, 2000 and 1999, respectively, an increase of 124%. The principal factors affecting the comparison of the quarters ended June 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999 by 79%, or $12.50 per barrel, resulting in an increase of approximately $25,000 in income from net profits interests. Oil sales represented 38% of total oil and gas sales during the quarter ended June 30, 2000 as compared to 43% during the quarter ended June 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 119%, or $2.36 per mcf, resulting in an increase of approximately $49,100 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $74,100. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 400 barrels or 20% during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999, resulting in a decrease of approximately $11,400 in income from net profits interests.

    Gas production decreased approximately 3,500 mcf or 17% during the same period, resulting in a decrease of approximately $15,200 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the change in production is approximately $26,600. The decrease in production is primarily due to the occurrence of payout on the Dagger Draw, upon occurrence of payout the percentage of ownership for the Partnership decreased significantly.

3. Lease operating costs and production taxes were 17% higher, or approximately $6,800 more during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999. The increase in lease operating costs and production taxes is primarily a result of the higher oil and gas prices received by the Partnership. Higher prices have made it possible for the Partnership to perform needed major repairs and maintenance. Since production taxes are based on gross revenues, the increase in oil and gas prices have directly increased production taxes.

Costs and Expenses

Total costs and expenses decreased to $11,985 from $18,770 for the quarters ended June 30, 2000 and 1999, respectively, a decrease of 36%. The decrease is the result of lower depletion expense and general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 7% or approximately $800 during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999.

2. Depletion expense decreased to $2,000 for the quarter ended June 30, 2000 from $8,000 for the same period in 1999. This represents a decrease
   of  75%.   Depletion is calculated using the units of revenue method  of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for July 1, 2000 as compared to 1999.

3. The Partnership entered into a purchase agreement on the Kaiser State lease that guaranteed net income each month for a specified period of time. This income was recorded on the Partnerships books as miscellaneous income. This property was later sold.

B.  General  Comparison of the Six Month Periods Ended June  30,  2000  and
    1999

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2000 and 1999:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2000       1999    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil         $     27.90     12.87      117%
Average price per mcf of gas            $      3.78      1.79      111%
Oil production in barrels                     3,600     4,300     (16%)
Gas production in mcf                        36,400    39,100      (7%)
Income from net profits interests       $   146,758    48,533      202%
Partnership distributions               $   110,000    25,699      328%
Limited partner distributions           $    99,000    23,299      325%
Per unit distribution to limited
 partners                               $     20.41      4.80      325%
Number of limited partner units               4,851     4,851

Revenues

The Partnership's income from net profits interests increased to $146,758 from $48,533 for the six months ended June 30, 2000 and 1999, respectively, an increase of 202%. The principal factors affecting the comparison of the six months ended June 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 by 117%, or $15.03 per barrel, resulting in an increase of approximately $64,600 in income from net profits interests. Oil sales represented 42% of total oil and gas sales during the six months ended June 30, 2000 as compared to 44% during the six months ended June 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 111%, or $1.99 per mcf, resulting in an increase of approximately $77,800 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $142,400. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 700 barrels or 16% during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999, resulting in a decrease of approximately $19,500 in income from net profits interests.

    Gas production decreased approximately 2,700 mcf or 7% during the same period, resulting in a decrease of approximately $10,200 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $29,700. The decrease in production is primarily due to the occurrence of payout on the Dagger Draw, upon occurrence of payout the percentage of ownership for the Partnership decreased significantly.

3. Lease operating costs and production taxes were 18% higher, or approximately $14,200 more during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The increase in lease operating costs and production taxes is primarily a result of the higher oil and gas prices received by the Partnership. Higher prices have made it possible for the Partnership to perform needed major repairs and maintenance. Since production taxes are based on gross revenues, the increase in oil and gas prices have directly increased production taxes.

Costs and Expenses

Total costs and expenses decreased to $33,004 from $43,586 for the six months ended June 30, 2000 and 1999, respectively, a decrease of 24%. The decrease is the result of lower general and administrative expense and miscellaneous expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 11% or approximately $2,500 during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

2. Depletion expense decreased to $13,000 for the six months ended June 30, 2000 from $21,000 for the same period in 1999. This represents a decrease of 38%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for July 1, 2000 as compared to 1999.

3. The Partnership entered into a purchase agreement on the Kaiser State lease that guaranteed net income each month for a specified period of time. This income was recorded on the Partnerships books as miscellaneous income. This property was later sold.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $115,500 in the six months ended June 30, 2000 as compared to approximately $34,600 in the six months ended June 30, 1999. The primary source of the 2000 cash flow from operating activities was profitable operations.

There were no investing activities in the six months ended June 30, 2000. Cash flows provided by investing activities were approximately $800 in the six months ended June 30, 1999.

Cash flows used in financing activities were approximately $109,900 in the six months ended June 30, 2000 as compared to approximately $25,800 in the six months ended June 30, 1999. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2000 were $110,000 of which $99,000 was distributed to the limited partners and $11,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2000 was $20.41. Total distributions during the six months ended June 30, 1999 were $25,699 of which $23,299 was distributed to the limited partners and $2,400 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1999 was $4.80.

The  source  for  the  2000  distributions of  $110,000  was  oil  and  gas operations of approximately $115,500. The source for the 1999 distributions of $25,699 was oil and gas operations of approximately $34,600 and the net change in oil and gas properties of approximately $800, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $1,212,138 have been made to the partners. As of June 30, 2000, $1,104,952 or $227.78 per limited partner unit has been distributed to the limited partners, representing a 45% return of the capital contributed.

As of June 30, 2000, the Partnership had approximately $82,500 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with over $50.1 million principal due by December 31, 2000 and $15.3 million interest payments due within the next twelve months on its debt obligations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

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

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

              (a)                                     Exhibits:

               27 Financial Data Schedule

          (b) Reports on Form 8-K:

               No reports on Form 8-
               K were filed during the quarter ended June 30, 2000.

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

Date: August 15, 2000