Form 10-Q
period 2000-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-B LP
filed 2000-11-03
CIK 887425

Page 16 of 16
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1999 which are found in the Registrant's Form 10-K Report for 1999 filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet included herein has been taken from the Registrant's 1999 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund XI-B, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   2000           1999
                                              -------------   ------------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $   27,460         24,784
 Receivable from Managing General Partner          59,263         39,956
 Distribution receivable                                -             70
                                                ---------      ---------
     Total current assets                          86,723         64,810
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 2,006,334      2,006,334
  Less accumulated depreciation,
   depletion and amortization                   1,685,721      1,665,721
                                                ---------      ---------
     Net oil and gas properties                   320,613        340,613
                                                ---------      ---------
                                               $  407,336        405,423
                                                =========      =========

Liabilities and Partners' Equity

Partners' equity
 General partners                              $    8,769          6,578
 Limited partners                                 398,567        398,845
                                                ---------      ---------
     Total partners' equity                       407,336        405,423
                                                ---------      ---------
                                               $  407,336        405,423
                                                =========      =========

         Southwest Royalties Institutional Income Fund XI-B, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  2000      1999        2000      1999
                                  ----      ----        ----      ----
Revenues

Income from net profits
 interests                    $   73,785    71,505     220,544   120,037
Interest income from operations                536         355     1,412
514
Miscellaneous income                   -         -           -    21,000
                                  ------   -------     -------   -------
                                  74,321    71,860     221,956   141,551
                                  ------   -------     -------   -------
Expenses

General and administrative        10,109     9,617      30,043    32,100
Depreciation, depletion and
 amortization                      7,000     7,000      20,000    28,102
                                  ------   -------     -------   -------
                                  17,109    16,617      50,043    60,202
                                  ------   -------     -------   -------
Net income                    $   57,212    55,243     171,913    81,349
                                  ======   =======     =======   =======

Net income allocated to:

 Managing General Partner     $    5,779     5,602      17,272     9,851
                                  ======   =======     =======   =======
 General Partner              $      642       622       1,919     1,094
                                  ======   =======     =======   =======
 Limited Partners             $   50,791    49,019     152,722    70,404
                                  ======   =======     =======   =======
  Per limited partner unit    $    10.47     10.10       31.48     14.51
                                  ======   =======     =======   =======

         Southwest Royalties Institutional Income Fund XI-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       2000       1999
                                                       ----       ----
Cash flows from operating activities

 Cash received from oil and gas sales              $  203,219    113,495
 Cash paid to suppliers                              (32,025)   (31,332)
 Interest received                                      1,412        514
                                                      -------    -------
  Net cash provided by operating activities           172,606     82,677
                                                      -------    -------
Cash flows provided by investing activities

 Cash received from sale of oil and gas
  property interest                                         -      1,571
 Additions to oil and gas properties                        -      (712)
                                                      -------    -------
  Net cash provided by investing activities                 -        859
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                          (169,930)   (52,848)
                                                      -------    -------
Net increase in cash and cash equivalents               2,676     30,688

 Beginning of period                                   24,784      2,410
                                                      -------    -------
 End of period                                     $   27,460     33,098
                                                      =======    =======

                                                             (continued)

         Southwest Royalties Institutional Income Fund XI-B, L.P.

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       2000       1999
                                                       ----       ----
Reconciliation of net income to net
 cash provided by operating activities

Net income                                         $  171,913     81,349

Adjustments to reconcile net income to
 net cash provided by operating activities

 Depreciation, depletion and amortization              20,000     28,102
 Increase in receivables                             (17,325)    (6,542)
 Decrease in payables                                 (1,982)   (20,232)
                                                      -------    -------
Net cash provided by operating activities          $  172,606     82,677
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2000, and for the three and nine months ended September 30, 2000, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999.

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

Based on current conditions, management does not anticipate performing workovers during the next year. The Partnership could possibly experience a normal decline.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. For the quarter ended September 30, 2000, the net capitalized cost did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2000 and 1999

The following table provides certain information regarding performance factors for the quarters ended September 30, 2000 and 1999:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2000      1999   (Decrease)
                                                ----      ----   ----------
Average price per barrel of oil            $   31.15     21.50     45%
Average price per mcf of gas               $    5.09      2.41    111%
Oil production in barrels                      1,450     2,900   (50%)
Gas production in mcf                         17,200    21,510   (20%)
Income from net profits interests          $  73,785    71,505      3%
Partnership distributions                  $  60,000    27,000    122%
Limited partner distributions              $  54,000    24,300    122%
Per unit distribution to limited partners  $   11.13      5.01    122%
Number of limited partner units                4,851     4,851

Revenues

The Partnership's income from net profits interests increased to $73,785 from $71,505 for the quarters ended September 30, 2000 and 1999, respectively, an increase of 3%. The principal factors affecting the comparison of the quarters ended September 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999 by 45%, or $9.65 per barrel, resulting in an increase of approximately $28,000 in income from net profits interests. Oil sales represented 34% of total oil and gas sales during the quarter ended September 30, 2000 as compared to 55% during the quarter ended September 30, 1999.

     The average price for an mcf of gas received by the Partnership increased during the same period by 111%, or $2.68 per mcf, resulting in an increase of approximately $57,600 in income from net profits interests.

     The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $85,600. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,450 barrels or 50% during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999, resulting in a decrease of approximately $45,200 in income from net profits interests.

   Gas production decreased approximately 4,310 mcf or 20% during the same period, resulting in a decrease of approximately $21,900 in income from net profits interests.

   The net total decrease in income from net profits interests due to the change in production is approximately $67,100. The decrease in production is in relation to a settlement of royalty on the Dagger Draw Lease. Production interest of approximately 1,100 barrels and 1,070 mcfs were held in suspense from 1993 through 1999. These dollars were received and recorded in the Partnership during the third quarter of 1999.

3. Lease operating costs and production taxes were 11% higher, or approximately $4,900 more during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999.

Costs and Expenses

Total costs and expenses increased to $17,109 from $16,617 for the quarters
ended  September 30, 2000 and 1999, respectively, an increase of  3%.   The
increase is the result of higher general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 5% or $500 during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999.

2. Depletion expense remained unchanged for the quarter ended September 30, 2000 from the same period in 1999. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

B.  General Comparison of the Nine Month Periods Ended September 30, 2000
and 1999

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 2000 and 1999:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2000      1999   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   28.33     15.51      83%
Average price per mcf of gas               $    3.91      2.01      95%
Oil production in barrels                      5,220     7,590    (31%)
Gas production in mcf                         54,100    60,610    (11%)
Income from net profits interests          $ 220,544   120,037      84%
Partnership distributions                  $ 170,000    52,699     223%
Limited partner distributions              $ 153,000    47,599     221%
Per unit distribution to limited partners  $   31.54      9.81     221%
Number of limited partner units                4,851     4,851

Revenues

The Partnership's income from net profits interests increased to $220,544 from $120,037 for the nine months ended September 30, 2000 and 1999, respectively, an increase of 84%. The principal factors affecting the comparison of the nine months ended September 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 by 83%, or $12.82 per barrel, resulting in an increase of approximately $97,300 in income from net profits interests. Oil sales represented 41% of total oil and gas sales during the nine months ended September 30, 2000 as compared to 49% during the nine months ended September 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 95%, or $1.90 per mcf, resulting in an increase of approximately $115,200 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $212,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,370 barrels or 31% during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999, resulting in a decrease of approximately $67,100 in income from net profits interests.

    Gas production decreased approximately 6,510 mcf or 11% during the same period, resulting in a decrease of approximately $25,500 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the change in production is approximately $92,600. The decrease in production is in relation to a settlement of royalty on the Dagger Draw Lease. Production interest of approximately 1,100 barrels and 1,070 mcfs were held in suspense from 1993 through 1999. These dollars were received and recorded in the Partnership during the third quarter of 1999.

3. Lease operating costs and production taxes were 16% higher, or approximately $19,000 more during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The increase in lease operating costs and production taxes is primarily a result of the higher oil and gas prices received by the Partnership. Higher prices have made it possible for the Partnership to perform needed major repairs and maintenance. Since production taxes are based on gross revenues, the increase in oil and gas prices have directly increased production taxes.

Costs and Expenses

Total costs and expenses decreased to $50,043 from $60,202 for the nine months ended September 30, 2000 and 1999, respectively, a decrease of 17%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 6% or $2,100 during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

2. Depletion expense decreased to $20,000 for the nine months ended September 30, 2000 from $28,000 for the same period in 1999. This represents a decrease of 29%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves and the increase in oil and gas revenues received by the Parntership.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $172,600 in the nine months ended September 30, 2000 as compared to approximately $82,700 in the nine months ended September 30, 1999. The primary source of the 2000 cash flow from operating activities was profitable operations.

There  were  no  cash flows provided by investing activities  in  the  nine months ended September 30, 2000. Cash flows provided by investing activities were approximately $900 in the nine months ended September 30, 1999.

Cash flows used in financing activities were approximately $169,900 in the nine months ended September 30, 2000 as compared to approximately $52,800 in the nine months ended September 30, 1999. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2000 were $170,000 of which $153,000 was distributed to the limited partners and $17,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2000 was $31.54. Total distributions during the nine months ended September 30, 1999 were $52,699 of which $47,599 was distributed to the limited partners and $5,100 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1999 was $9.81.

The sources for the 2000 distributions of $170,000 were oil and gas operations of approximately $172,600, resulting in excess cash for
contingencies  or  subsequent  distribution.   The  source  for  the   1999
distributions of $52,699 was oil and gas operations of approximately $82,700 and the change in oil and gas properties of approximately $900, resulting in excess cash for contingencies or subsequent distribution.

Since inception of the Partnership, cumulative monthly cash distributions of $1,272,138 have been made to the partners. As of September 30, 2000, $1,158,952 or $238.91 per limited partner unit has been distributed to the limited partners, representing a 48% return of the capital contributed.

As of September 30, 2000, the Partnership had approximately $86,700 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner
The Managing General Partner has a highly leveraged capital structure with approximately, $33.8 million of cash interest and $5.9 million of principal due within the next twelve months. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its note holders and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

There can be no assurance that the Managing General Partner's continuing debt restructuring efforts will be successful or that the lenders will agree to a course of action consistent with the Managing General Partners requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional lenders, which is not assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner. Under current circumstances, the Managing General Partner's ability to continue as a going concern depends upon its ability to (1) successfully restructure its obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If the Managing General Partner is unsuccessful in its efforts, it may be unable to meet its obligations making it necessary to undertake such other actions as may be appropriate to preserve asset values.

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

Date:     November 15, 2000