Form 10-K
period 2000-12-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-B LP
filed 2001-03-28
CIK 887425

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2000

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

The  total  number of pages contained in this report is 38.   There  is  no
exhibit index.

                            Table of Contents

Item                                                                   Page

                                  Part I

 1.  Business                                                            3

 2.  Properties                                                          6

 3.  Legal Proceedings                                                   8

 4.  Submission of Matters to a Vote of Security Holders                 8

                                 Part II

 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters                                                 9

 6.  Selected Financial Data                                            10

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      11

 8.  Financial Statements and Supplementary Data                        18

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                             34

                                 Part III

10.  Directors and Executive Officers of the Registrant                 35

11.  Executive Compensation                                             36

12.  Security Ownership of Certain Beneficial Owners and
     Management                                                         36

13.  Certain Relationships and Related Transactions                     37

                                 Part IV

14.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K                                                        37

     Signatures                                                         38

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

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The Managing General Partner of the Partnership, Southwest Royalties, Inc. (the "Managing General
Partner")   and  its  staff  of  92  individuals,  together  with   certain
independent consultants used on an "as needed" basis, perform various services on behalf of the Partnership, including the selection of oil and gas properties and the marketing of production from such properties. H. H. Wommack, III, a stockholder, director, President and Treasurer of the Managing General Partner, is also a general partner. The Partnership has no employees.

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

The year 2000 was a record year for crude oil prices. The world energy markets witnessed a continuation of the 1999 recovery seeing prices in the U.S. peak at $37 per barrel in September. Increasing demand and depleting inventories appeared to be the motivators in crude's dramatic rise. At the beginning of 2000, U.S. crude oil inventories were approximately 16% lower than at the beginning of 1999 and summer vacationers made it through a travel season that saw gasoline prices top $2 per gallon in some U.S. markets. The lack of crude oil inventory in the U.S. was also magnified by the colder than normal winter that much of the country experienced. However, several production increases from OPEC coupled with President
Clinton's release of 30 million barrels of oil from the U.S. Strategic Petroleum Reserve in September contributed to the slow in prices toward the end of the year. After averaging $30 per barrel for the year and over $32 from August through November, oil prices closed out the year 2000 at $26.80 per barrel.

Tighter supplies, rising demand, and the return of more seasonal summer and winter weather catapulted spot gas prices in 2000 to the highest levels since the market was deregulated in the mid-1980's. Average monthly spot prices rose an astounding 72.9% over 1999 levels to average $3.77/MMBTU. The climb in prices was fairly steady throughout the year, with the first-quarter spot prices averaging $2.44/MMBtu. After the winter season ended with a huge storage deficit of 306 BCF, a combination of factors contributed further to the upward trend in spot prices. As the summer temperatures heated up and the rate of storage injections remained sluggish, competition for gas supplies became fierce between power generators and gas utilities attempting to refill storage. Spot prices really took off in the fourth quarter as competition for storage gas in the waning days of the refill season became supercharged. And then came weeks of early heating-season cold, which caused gas utilities to scramble to meet the heating loads. A year of record high prices was capped off in December, with spot prices averaging $6.14/MMBtu, more than two-and-a-half times the previous five-year December average of $2.43/MMBtu.

Following is a table of the ratios of revenues received from oil and gas production for the last three years:

                                  Oil          Gas

                    2000          39%          61%
                    1999          46%          54%
                    1998          46%          54%

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

Customer Dependence
No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Three purchasers accounted for 91% of the Partnership's total oil and gas production during 2000: Sid Richardson Gasoline Co. for 44%, Navajo Refining Company, Inc. for 37% and Phillips 66 Natural Gas for 10%. Three purchasers accounted for 84% of the Partnership's total oil and gas production during 1999: Navajo Refining Company for 40%, Sid Richardson Gasoline Co. for 33% and Phillips 66 for 11%. Two purchasers accounted for 72% of the Partnership's total oil and gas production during 1998: Navajo Refining Company for 39% and American Processing for 33%.

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

Partnership Employees
The Partnership has no employees; however the Managing General Partner has a staff of geologists, engineers, accountants, landmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the Managing General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 2000 there were 92 individuals directly employed by the Managing General Partner in various capacities.

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

As of December 31, 2000, the Partnership possessed an interest in oil and gas properties located in Eddy County of New Mexico; Andrews, Dawson, Howard, Midland, Reeves, Schleicher, Upton, Ward and Winkler Counties of Texas. These properties consist of various interests in 79 wells and units.

Due to the Partnership's objective of maintaining current operations without engaging in the drilling of any developmental or exploratory wells, or additional acquisitions of producing properties, there has not been any significant changes in properties during 2000, 1999 and 1998.

There were no property sales during 2000.  During 1999, one lease was  sold
for   approximately  $1,600.   During  1998,  five  leases  were  sold  for
approximately $600.

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

Significant Properties
The following table reflects the significant properties in which the Partnership has an interest:

                       Date
                    Purchased           No. of          Proved Reserves*
Name and Location  and Interest         Wells        Oil (bbls)  Gas (mcf)
-----------------  ------------         ------       ---------   ---------

Custer & Wright       11/94 at           28         32,000        494,000
Winkler County,       1% to 40%
Texas                 net profits
                      interests

Michael Dingman       9/94 at            39         34,000        152,000
Midland, Reeves,      .5% to 50%
Dawson, Schleicher,   net profits
Winkler Ward,         interests
Andrews, Counties,
Texas; Eddy County,
New Mexico

*Ryder Scott Petroleum Engineers prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2001. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of
Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

The New York Mercantile Exchange price at December 31, 2000 of $26.80 was used as the beginning basis for the oil price. Oil price adjustments from $26.80 per barrel were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of $25.27 per barrel in the preparation of the reserve report as of January 1, 2001.

In the determination of the gas price, the New York Mercantile Exchange price at December 31, 2000 of $9.78 was used as the beginning basis. Gas price adjustments from $9.78 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $9.94 per Mcf in the preparation of the reserve report as of January 1, 2001.

As also discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, oil and gas prices were subject to frequent changes in 2000.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2000 through the solicitation of proxies or otherwise.

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

The Managing General Partner has the right, but not the obligation, to purchase limited partnership units should an investor desire to sell. The value of the unit is determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves and by discounting the future net revenues at a rate not in excess of the prime rate charged by NationsBank, N.A. of Midland, Texas plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion. As of December 31, 2000, 1999 and 1998, no limited partner units were purchased by the Managing General Partner.

Number of Limited Partner Interest Holders
As of December 31, 2000, there were 177 holders of limited partner units in the Partnership.

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

During 2000, quarterly distributions were made totaling $235,737, with $212,163 distributed to the limited partners and $23,574 to the general partners. For the year ended December 31, 2000, distributions of $43.74 per limited partner unit were made, based upon 4,851 limited partner units outstanding. Distributions for 2000 increased significantly due to the record high oil and gas prices received during the year. During 1999, distributions were made totaling $112,699, with $101,599 distributed to the limited partners and $11,100 to the general partners. For the year ended December 31, 1999, distributions of $20.94 per limited partner unit were made, based upon 4,851 limited partner units outstanding. During 1998, distributions were made totaling $58,500, with $52,650 distributed to the limited partners and $5,850 to the general partners. For the year ended December 31, 1998, distributions of $10.85 per limited partner unit were made, based upon 4,851 limited partner units outstanding.

Item 6.   Selected Financial Data

The following selected financial data for the years ended December 31 2000, 1999, 1998, 1997 and 1996 should be read in conjunction with the financial statements included in Item 8:
                                        Years ended December 31,
                            -----------------------------------------------

                              2000     1999      1998      1997      1996
                              ----     ----      ----      ----      ----
Revenues            $       305,760   210,376     2,205  304,410  395,095

Net income (loss)           249,986   129,693 (462,692)(467,687)  180,841

Partners' share of
 net income (loss):

 General partners            26,699    16,880   (4,631)   25,491   34,555

 Limited partners           223,287   112,814 (458,061)(493,178)  146,286

Limited partners' net
  income  (loss) per unit                 46.03     23.26   (94.43)(101.67)
30.16

Limited partner's cash
  distribution per unit                  43.74     20.94    10.85     55.77
64.78

Total assets        $       419,672   405,423   388,507  909,6261,677,907

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

Based on current conditions, management anticipates performing workovers during 2001 to enhance production. Additional workovers may be performed in the year 2003. The partnership may have an increase in production volumes for the years 2001 and 2003, otherwise, the partnership will most likely experience the historical production decline of approximately 11% per year.

Results of Operations

A.  General Comparison of the Years Ended December 31, 2000 and 1999

The following table provides certain information regarding performance factors for the years ended December 31, 2000 and 1999:

                                                  Year Ended     Percentage
                                                 December 31,     Increase
                                                2000      1999   (Decrease)
                                                ----      ----   ---------

Average price per barrel of oil            $   28.50    16.74      70%
Average price per mcf of gas               $    4.14     2.26      83%
Oil production in barrels                      6,800    9,280    (27%)
Gas production in mcf                         73,300   81,160    (10%)
Income from net profits interests          $ 303,558  188,298      61%
Partnership distributions                  $ 235,737  112,699     109%
Limited partner distributions              $ 212,163  101,599     109%
Per unit distribution to limited partners  $   43.74    20.94     109%
Number of limited partner units                4,851    4,851

Revenues

The Partnership's income from net profits interests increased to $303,558 from $188,298 for the years ended December 31, 2000 and 1999, respectively, an increase of 61%. The principal factors affecting the comparison of the years ended December 31, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the year ended December 31, 2000 as compared to the year ended December 31, 1999 by 70%, or $11.76 per barrel, resulting in an increase of approximately $80,000 in income from net profits interests. Oil sales represented 39% of total oil and gas sales during the year ended December 31, 2000 as compared to 46% during the year ended December 31, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 83%, or $1.88 per mcf, resulting in an increase of approximately $137,800 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $217,800. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,480 barrels or 27% during the year ended December 31, 2000 as compared to the year ended December 31, 1999, resulting in a decrease of approximately $41,500 in income from net profits interests.

    Gas production decreased approximately 7,860 mcf or 10% during the same period, resulting in a decrease of approximately $17,800 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the change in production is approximately $59,300. The decrease in production is in relation to a settlement of royalty on the Dagger Draw Lease. Production interest of approximately 1,100 barrels and 1,070 mcfs were held in suspense from 1993 through 1999. These dollars were received and recorded in the Partnership during the third quarter of 1999. Production without the settlement would be a decrease of 25% for oil and 29% for gas. This decrease was due to the occurrence of payout on the Dagger Draw. Upon occurrence of payout the percentage of ownership for the Partnership decrease significantly.

3. Lease operating costs and production taxes were 28% higher, or approximately $42,800 more during the year ended December 31, 2000 as compared to the year ended December 31, 1999. The increase in lease operating costs and production taxes is due in part to an increase in major repairs and maintenance, such as pulling expense on three leases, and in part to the rise in production taxes directly associated with the rise in oil and gas prices received during the past year. The rise in oil and gas prices for 2000 has allowed the Partnership to perform these repairs and maintenance in the hopes of increasing production, thereby increasing revenues.

Costs and Expenses

Total  costs and expenses decreased to $55,774 from $80,682 for  the  years ended December 31, 2000 and 1999, respectively, a decrease of 31%. The decrease is the result of lower depletion expense and general and administrative costs.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 7% or approximately $2,800 during the year ended December 31, 2000 as compared to the year ended December 31, 1999.

2. Depletion expense decreased to $17,000 for the year ended December 31, 2000 from $39,000 for the same period in 1999. This represents a decrease
   of  56%.   Depletion is calculated using the units of revenue method  of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

   The  major  factor  to  the decrease in depletion  expense  between  the comparative periods was the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 2001 as compared to 2000. Another contributing factor was due to the impact of revisions of previous estimates on reserves. Revisions of previous estimates can be attributed to the changes in production performance, oil and gas price and production costs. The impact of the revision would have decreased depletion expense approximately $3,000 as of December 31, 1999.

Results of Operations

B.  General Comparison of the Years Ended December 31, 1999 and 1998

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

3. Depletion expense decreased to $39,000 for the year ended December 31, 1999 from $130,000 for the same period in 1998. This represents a decrease
   of  70%.   Depletion is calculated using the units of revenue method  of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

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

C.  Revenue and Distribution Comparison

Partnership income (loss) for the years ended December 31, 2000, 1999 and 1998 was $249,986, $129,694 and $(462,692), respectively. Excluding the effects of depreciation, depletion, amortization and provision for impairment, net income (loss) would have been $266,986 in 2000, $168,796 in 1999 and $(46,305) in 1998. Correspondingly, Partnership distributions for the years ended December 31, 2000, 1999 and 1998 were $235,737, $112,699 and $58,500, respectively. These differences are indicative of the changes in oil and gas prices, production and property.

The source for the 2000 distributions of $235,737 were oil and gas operations of approximately $247,300, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1999 distributions of $112,699 were oil and gas operations of approximately $133,600, and the change in oil and gas properties of approximately $1,600, resulting in excess cash for contingencies or subsequent distributions. The source for the 1998 distributions of $58,500 were oil and gas operations of approximately $55,200, and the change in oil and gas properties of approximately $600, with the balance from available cash on hand at the beginning of the period.

Total distributions during the year ended December 31, 2000 were $235,737 of which $212,163 was distributed to the limited partners and $23,574 to the general partners. The per unit distribution to limited partners during the same period was $43.74. Total distributions during the year ended December 31, 1999 were $112,699 of which $101,599 was distributed to the limited partners and $11,100 to the general partners. The per unit distribution to limited partners during the same period was $20.94. Total distributions during the year ended December 31, 1998 were $58,500 of which $52,650 was distributed to the limited partners and $5,850 to the general partners. The per unit distribution to limited partners during the same period was $10.85.

Since inception of the Partnership, cumulative monthly cash contributions of $1,337,875 have been made to the partners. As of December 31, 2000, $1,218,115 or $251.11 per limited partner unit, has been distributed to the limited partners, representing a 50% return of the capital contributed.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from net profits interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $247,300 in 2000 compared to $133,600 in 1999 and approximately $55,200 in 1998. The primary source of the 2000 cash flow from operating activities was profitable operations.

The Partnership had no cash flows from investing activities in 2000. Cash flows provided by investing activities were approximately $1,600 in 1999 and approximately $600 in 1998.

Cash flows used in financing activities were approximately $235,700 in 2000 compared to $112,800 in 1999 and approximately $58,400 in 1998. The only 2000 use in financing activities was the distribution to partners.

As of December 31, 2000, the Partnership had approximately $96,100 in working capital. The Managing General Partner knows of no other commitments and believes the revenues generated from operations will be adequate to meet the operating needs of the Partnership.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership is not a party to any derivative or embedded derivative instruments.

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

                        INDEPENDENT AUDITORS REPORT

The Partners
Southwest Royalties Institutional
 Income Fund XI-B, L.P.
(A Delaware Limited Partnership):


We have audited the accompanying balance sheets of Southwest Royalties Institutional Income Fund XI-B, L.P. (the "Partnership") as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Royalties Institutional Income Fund XI-B, L.P. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.








                                                  KPMG LLP



Midland, Texas
March 21, 2001

         Southwest Royalties Institutional Income Fund XI-B, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets
                        December 31, 2000 and 1999


                                                      2000          1999
                                                      ----          ----
  Assets

Current assets:
 Cash and cash equivalents                   $        36,446       24,784
 Receivable from Managing General Partner             59,613       39,956
 Other receivable                                          -           70

---------                                    ---------
                                                 Total    current    assets
96,059                                       64,810

---------                                    ---------
Oil and gas properties - using the full-
 cost method of accounting                         2,006,334    2,006,334
                                             Less accumulated depreciation,
                                               depletion  and  amortization
1,682,721                                    1,665,721

---------                                    ---------
                                              Net  oil  and gas  properties
323,613                                      340,613

---------                                    ---------
                                                                          $
419,672                                      405,423

=========                                    =========
  Liabilities and Partners' Equity

Partners' equity:
 General partners                            $         9,703        6,578
 Limited partners                                    409,969      398,845

---------                                    ---------
                                                Total    partners'   equity
419,672                                      405,423

---------                                    ---------
                                                                          $
419,672                                      405,423

=========                                    =========
















                  The accompanying notes are an integral
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund XI-B, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
               Years ended December 31, 2000, 1999 and 1998


                                                 2000      1999      1998
                                                 ----      ----      ----
  Revenues

Income from net profits interests         $    303,558   188,298   31,907
Interest from operations                         2,202     1,078      457
Miscellaneous income (expense)                       -    21,000 (30,159)
                                                                    -------
-------                                   -------
                                                                    305,760
210,376                                   2,205
                                                                    -------
-------                                   -------
  Expenses

General and administrative                      38,774    41,580   48,510
Depreciation, depletion and amortization        17,000    39,102  136,820
Provision for impairment of oil and gas
 properties                                          -         -  279,567
                                                                    -------
-------                                   -------
                                                                     55,774
80,682                                    464,897
                                                                    -------
-------                                   -------
Net income (loss)                         $    249,986   129,694(462,692)
                                                                    =======
=======                                   =======
Net income (loss) allocated to:

 Managing General Partner                 $     24,029    15,193  (4,168)
                                                                    =======
=======                                   =======
 General Partner                          $      2,670     1,688    (463)
                                                                    =======
=======                                   =======
 Limited partners                         $    223,287   112,813(458,061)
                                                                    =======
=======                                   =======
  Per limited partner unit                $      46.03     23.26   (94.43)
                                                                    =======
=======                                   =======























                  The accompanying notes are an integral
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund XI-B, L.P.
                     (a Delaware limited partnership)
                Statements of Changes in Partners' Equity
               Years ended December 31, 2000, 1999 and 1998


                                               General   Limited
                                               Partners  Partners  Total
                                               --------  --------  -----

Balance at December 31, 1997              $     11,278   898,342  909,620

 Net loss                                      (4,631) (458,061)(462,692)

 Distributions                                 (5,850)  (52,650) (58,500)
                                                                    -------
---------                                 ---------
Balance at December 31, 1998                       797   387,631  388,428

 Net income                                     16,881   112,813  129,694

 Distributions                                (11,100) (101,599)(112,699)
                                                                    -------
---------                                 ---------
Balance at December 31, 1999                     6,578   398,845  405,423

 Net income                                     26,699   223,287  249,986

 Distributions                                (23,574) (212,163)(235,737)
                                                                    -------
---------                                 ---------
Balance at December 31, 2000              $      9,703   409,969  419,672
                                                                    =======
=========                                 =========































                  The accompanying notes are an integral
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund XI-B, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 2000, 1999 and 1998


                                                 2000      1999      1998
                                                 ----      ----      ----

Cash flows from operating activities:

 Cash received from net profits interests $    284,309   162,358   78,812
 Cash paid to Managing General Partner
  for administrative fees and general
                                            and   administrative   overhead
(39,182)                                  (29,800)(24,029)
 Interest received                               2,202     1,078      457
                                                                   --------
--------                                  -------
   Net  cash provided by operating activities              247,329  133,636
55,240
                                                                   --------
--------                                  -------
Cash flows from investing activities:

 Sales of oil and gas properties                     -     1,586      649
                                                                   --------
--------                                  -------
Cash flows from financing activities:

 Distributions to partners                   (235,667) (112,848) (58,427)
                                                                   --------
--------                                  -------
Net increase (decrease) in cash and cash
 equivalents                                    11,662    22,374  (2,538)

 Beginning of period                            24,784     2,410    4,948
                                                                   --------
--------                                  -------
 End of period                            $     36,446    24,784    2,410
                                                                   ========
========                                  =======


(continued)






















                  The accompanying notes are an integral
                   part of these financial statements.

         Southwest Royalties Institutional Income Fund XI-B, L.P.
                     (a Delaware limited partnership)
                   Statements of Cash Flows, continued
               Years ended December 31, 2000, 1999 and 1998


                                                 2000      1999      1998
                                                 ----      ----      ----

Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                         $    249,986   129,694(462,692)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

   Depreciation, depletion and amortization                17,000    39,102
136,820
  (Increase) decrease in receivables          (19,249)  (25,940)   46,905
  (Decrease) increase in payables                (408)   (9,220)   54,640
  Provision for impairment of oil and gas
                                           properties           -         -
279,567
                                                                    -------
-------                                   -------
Net cash provided by operating activities $    247,329   133,636   55,240
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

     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of December 31, 2000 and 1999, the net capitalized costs did not exceed the estimated value of oil and gas reserves. The Partnership reduced the net capitalized costs of oil and gas properties in 1998 by approximately $279,567. This write-down has the effect of reducing net income, but did not affect cash flow or partnership distributions.

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

     Gas Balancing
     The Partnership utilizes the sales method of accounting for gas-balancing arrangements. Under this method the Partnership recognizes sales revenue on all gas sold. As of December 31, 2000, 1999 and 1998, there were no significant amounts of imbalance in terms of units and value.

     Income Taxes
     No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

     In accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Partnership's tax basis in its oil and gas properties at December 31, 2000 and 1999 is $427,595 and $485,118 more than that shown on the accompanying Balance Sheet in accordance with generally accepted accounting principles.

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

     Number of Limited Partner Units
     As of December 31, 2000, 1999 and 1998 there were 4,851 limited partner units outstanding held by 177, 175 and 176 partners.

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

     As of December 31, 2000, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, the Managing General Partner does recognize by the very nature of its business, material costs could be incurred in the near term to bring the Partnership into total compliance. The amount of such future expenditures is not reliably determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Partnership's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of Partnership's properties.

         Southwest Royalties Institutional Income Fund XI-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


4.   Related Party Transactions
     A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As is usual in the industry and as provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $55,500, $55,300 and $54,700 for the years ended December 31, 2000, 1999 and 1998, respectively. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

     Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $2,500, $5,200 and $600 for the years ended December 31, 2000, 1999 and 1998, respectively, and the Managing General Partner believes that these costs are comparable to similar charges paid by the Partnership to unrelated third parties.

     Southwest Royalties, Inc., the Managing General Partner, was paid $34,800 in 2000, $36,000 in 1999 and $33,711 in 1998, as an
     administrative fee for indirect general and administrative overhead expenses.

     Receivables from Southwest Royalties, Inc., the Managing General Partner, of approximately $59,613 and $39,956 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 2000 and 1999, respectively.

     In addition, a director and officer of the Managing General Partner is a partner in a law firm, with such firm providing legal services to the Partnership. There were no legal services for the years ended December 31, 2000, 1999 and 1998.

5.   Major Customers
     No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Three purchasers accounted for 91% of the Partnership's total oil and gas production during 2000: Sid Richardson Gasoline Co. for 44%, Navajo Refining Company, Inc. for 37% and Phillips 66 Natural Gas for 10%. Three purchasers accounted for 84% of the Partnership's total oil and gas production during 1999: Navajo Refining Company for 40%, Sid Richardson Gasoline Co. for 33% and Phillips 66 for 11%. Two
     purchasers accounted for 72% of the Partnership's total oil and gas production during 1998: Navajo Refining Company for 39% and American Processing for 33%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

         Southwest Royalties Institutional Income Fund XI-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

6.   Estimated Oil and Gas Reserves (unaudited)
     The Partnership's interest in proved oil and gas reserves is as follows:

                                                    Oil (bbls)    Gas (mcf)
                                                    ----------    ---------
     Proved developed and undeveloped
      reserves -

     January 1, 1998                                  58,000      786,000

       Sales of reserves in place                    (2,000)      (1,000)
       Revisions of previous estimates              (24,000)     (60,000)
       Production                                   (10,000)     (87,000)
                                                     -------    ---------
     December 31, 1998                                22,000      638,000

       Revisions of previous estimates                49,000      227,000
       Production                                    (9,000)     (81,000)
                                                     -------    ---------
     December 31, 1999                                62,000      784,000

       Revisions of previous estimates                13,000       85,000
       Production                                    (7,000)     (73,000)
                                                     -------    ---------
     December 31, 2000                                68,000      796,000
                                                     =======    =========
       Proved developed reserves -
     December 31, 1998                                22,000      626,000
                                                     =======    =========
     December 31, 1999                                61,000      770,000
                                                     =======    =========
     December 31, 2000                                67,000      783,000
                                                     =======    =========

     All of the Partnership's reserves are located within the continental United States.

     *Ryder Scott Petroleum Engineers prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2001. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

     The New York Mercantile Exchange price at December 31, 2000 of $26.80 was used as the beginning basis for the oil price. Oil price adjustments  from  $26.80  per  barrel were  made  in  the  individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of
     $25.27 per barrel in the preparation of the reserve report as of January 1, 2001.

     In the determination of the gas price, the New York Mercantile Exchange price at December 31, 2000 of $9.78 was used as the beginning basis. Gas price adjustments from $9.78 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $9.94 per Mcf in the preparation of the reserve report as of January 1, 2001.

         Southwest Royalties Institutional Income Fund XI-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


6.   Estimated Oil and Gas Reserves (unaudited) - continued
     The evaluation of oil and gas properties is not an exact science and inevitably involves a significant degree of uncertainty, particularly with respect to the quantity of oil or gas that any given property is capable of producing. Estimates of oil and gas reserves are based on available geological and engineering data, the extent and quality of which may vary in each case and, in certain instances, may prove to be inaccurate. Consequently, properties may be depleted more rapidly than the geological and engineering data have indicated.

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

         Southwest Royalties Institutional Income Fund XI-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


6.   Estimated Oil & Gas Reserves (unaudited) - continued
     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2000, 1999 and 1998 is presented below:

                                              2000       1999       1998
                                              ----       ----       ----

     Future cash inflows, net of
       production and development
      costs                             $  6,014,000  1,478,000   593,000
     10% annual discount for
      estimated timing of cash
      flows                                2,793,000    589,000   212,000
                                           ---------  --------- ---------
     Standardized measure of
      discounted future net cash
      flows                             $  3,221,000    889,000   381,000
                                           =========  ========= =========

     The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                              2000        1999      1998
                                              ----        ----      ----

     Sales of oil and gas produced,
      net of production costs           $  (303,000)  (188,000)  (32,000)
      Changes in prices and production costs           2,174,000    241,000
(210,000)
     Changes of production rates
      (timing) and others                   (64,000)     17,000 (135,000)
     Revisions of previous
      quantities estimates                   436,000    401,000 (103,000)
     Accretion of discount                    89,000     38,000    79,000
     Discounted future net
      cash flows -
     Sales of minerals in place                    -    (1,000)   (9,000)
      Beginning of year                      889,000    381,000   791,000
                                           ---------  --------- ---------
      End of year                       $  3,221,000    889,000   381,000
                                           =========  ========= =========

     Future net cash flows were computed using year-end prices and costs that related to existing proved oil and gas reserves in which the Partnership has mineral interests.

         Southwest Royalties Institutional Income Fund XI-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

7.  Selected Quarterly Financial Results - (unaudited)

                                                 Quarter
                              ----------------------------------------------
                                 First       Second    Third       Fourth
                                 ------     -------    ------      ------
  2000:
     Total revenues           $   71,590     76,115    74,321      83,734
     Total expenses               21,019     11,985    17,109       5,661
     Net income                   50,571     64,130    57,212      78,073
     Net income per limited
      partners unit                 9.16      11.86     10.47       14.55

  1999:
     Total revenues           $   14,754     54,937    71,860      68,825
     Total expenses               24,816     18,770    16,617      20,479
     Net income (loss)          (10,062)     36,167    55,243      48,346
     Net income (loss) per limited
      partners unit               (2.14)       6.55     10.10        8.74


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

Name                        Age         Position
--------------------        ---         -----------------------------------
--
H. H. Wommack, III                      45     Chairman   of   the   Board,
                                        President,
                                        Chief Executive Officer, Treasurer
                                        and Director

H. Allen Corey              44          Secretary and Director

Bill E. Coggin                          46     Vice  President  and   Chief
                                        Financial Officer

J. Steven Person            42          Vice President, Marketing

Paul L. Morris              59          Director

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

J. Steven Person, Vice President, Marketing, assumed his responsibilities with the Managing General Partner as National Marketing Director in 1989. Prior to joining the Managing General Partner, Mr. Person served as Vice President of Marketing for CRI, Inc., and was associated with Capital Financial Group and Dean Witter (1983). He received a B.B.A. from Baylor University in 1982 and an M.B.A. from Houston Baptist University in 1987.

Paul L. Morris has served as a Director of Southwest Royalties Holdings, Inc. since August 1998 and Southwest Royalties, Inc. since September 1998. Mr. Morris is President and CEO of Wagner & Brown, Ltd., one of the largest independently owned oil and gas companies in the United States. Prior to his position with Wagner & Brown, Mr. Morris served as President of Banner Energy and in various managerial positions with the Columbia Gas System, Inc.

Key Employees

Jon P. Tate, Vice President, Land and Assistant Secretary, age 43, assumed his responsibilities with the Managing General Partner in 1989. Prior to joining the Managing General Partner, Mr. Tate was employed by C.F.
Lawrence & Associates, Inc., an independent oil and gas company, as Land Manager from 1981 through 1989. Mr. Tate is a member of the Permian Basin Landman's Association and American Association of Petroleum Landmen. Mr. Tate received his B.B.S. degree from Hardin-Simmons University.

R. Douglas Keathley, Vice President, Operations, age 45, assumed his responsibilities with the Managing General Partner as a Production Engineer in October, 1992. Prior to joining the Managing General Partner, Mr. Keathley was employed for four (4) years by ARCO Oil & Gas Company as senior drilling engineer working in all phases of well production (1988-
1992), eight (8) years by Reading & Bates Petroleum Company as senior petroleum engineer responsible for drilling (1980-1988) and two (2) years by Tenneco Oil Company as drilling engineer responsible for all phases of drilling (1978-1980). Mr. Keathley received his B.S. in Petroleum Engineering in 1977 from the University of Oklahoma.

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

Item 11.  Executive Compensation

The Partnership does not have any directors or executive officers. The executive officers of the Managing General Partner do not receive any cash compensation, bonuses, deferred compensation or compensation pursuant to any type of plan, from the Partnership. The Managing General Partner received $34,800 in 2000, $36,000 during 1999 and $33,711 during 1998, as an annual administrative fee.

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

Item 13.  Certain Relationships and Related Transactions

In 2000, the Managing General Partner received $34,800 as an administrative
fee.   This  amount  is  part  of the general and  administrative  expenses incurred by the Partnership.

In some instances the Managing General Partner and certain officers and employees may be working interest owners in an oil and gas property in which the Partnership also has a working interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $55,500 for administrative overhead attributable to operating such properties during 2000.

Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $2,500 for the year ended December 31, 2000.

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

                  27 Financial Data Schedule

          (b)     Reports on Form 8-K

                  There  were  no  reports filed on  Form  8-K  during  the
              quarter ended December 31, 2000.

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


                          Date:  March 30, 2001


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


Date:  March 30, 2001

By:    /s/ H. Allen Corey
       -----------------------------
       H. Allen Corey, Secretary and
       Director


Date:  March 30, 2001