Form 10-Q
period 2001-03-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-B LP
filed 2001-05-10
CIK 887425

13 of 13
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2000 which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund XI-B, L.P.

                              Balance Sheets


                                                  March 31,     December 31,
                                                     2001           2000
                                                  ---------     ------------
                                                 (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                    $     64,552         36,446
 Receivable from Managing General Partner           46,784         59,613
                                                 ---------      ---------
    Total current assets                           111,336         96,059
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  2,006,334      2,006,334
  Less accumulated depreciation,
   depletion and amortization                    1,692,721      1,682,721
                                                 ---------      ---------
    Net oil and gas properties                     313,613        323,613
                                                 ---------      ---------
                                              $    424,949        419,672
                                                 =========      =========

  Liabilities and Partners' Equity

Partners' equity:
 General partners                             $     11,231          9,703
 Limited partners                                  413,718        409,969
                                                 ---------      ---------
    Total partners' equity                         424,949        419,672
                                                 ---------      ---------
                                              $    424,949        419,672
                                                 =========      =========

         Southwest Royalties Institutional Income Fund XI-B, L.P.

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2001      2000
                                                          ----      ----

    Revenues

Net profits interests                               $    99,410     71,154
Interest income                                             614        436
                                                        -------    -------
                                                        100,024     71,590
                                                        -------    -------

    Expenses

General and administrative                                9,747     10,019
Depreciation, depletion and amortization                 10,000     11,000
                                                        -------    -------
                                                         19,747     21,019
                                                        -------    -------
Net income                                          $    80,277     50,571
                                                        =======    =======
Net income allocated to:

 Managing General Partner                           $     8,125      5,541
                                                        =======    =======
 General partner                                    $       903        616
                                                        =======    =======
 Limited partners                                   $    71,249     44,414
                                                        =======    =======
  Per limited partner unit                          $     14.69       9.16
                                                        =======    =======

         Southwest Royalties Institutional Income Fund XI-B, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2001      2000
                                                          ----      ----

Cash flows from operating activities:

 Cash received from oil and gas sales               $   120,134     68,767
 Cash paid to suppliers                                (17,642)   (13,707)
 Interest received                                          614        436
                                                        -------    -------
  Net cash provided by operating activities             103,106     55,496
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                             (75,000)   (55,000)
                                                        -------    -------
Net increase in cash and cash equivalents                28,106        496

 Beginning of period                                     36,446     24,784
                                                        -------    -------
 End of period                                      $    64,552     25,280
                                                        =======    =======

                                                               (continued)

         Southwest Royalties Institutional Income Fund XI-B, L.P.

                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2001      2000
                                                          ----      ----

Reconciliation of net income to net cash provided by operating activities:

Net income                                          $    80,277     50,571

Adjustments to reconcile net income to net cash provided by operating activities:

  Depletion, depreciation and amortization               10,000     11,000
  Decrease (increase) in receivables                     20,724    (2,387)
  Decrease in payables                                  (7,895)    (3,688)
                                                        -------    -------
Net cash provided by operating activities           $   103,106     55,496
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2001, and for the three months ended March 31, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2001, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended March 31, 2001 and 2000:

                                               Three Months
                                                  Ended         Percentage
                                                         March          31,
Increase
                                              2001      2000    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   27.08     29.93    (10%)
Average price per mcf of gas              $    6.29      3.31      90%
Oil production in barrels                     1,530     1,820    (16%)
Gas production in mcf                        16,400    18,600    (12%)
Income from net profits interests         $  99,410    71,154      40%
Partnership distributions                 $  75,000    55,000      36%
Limited partner distributions             $  67,500    49,500      36%
Per unit distribution to limited
 partners                                 $   13.91     10.20      36%
Number of limited partner units               4,851     4,851

Revenues

The Partnership's income from net profits interests increased to $99,410 from $71,154 for the quarters ended March 31, 2001 and 2000, respectively, an increase of 40%. The principal factors affecting the comparison of the quarters ended March 31, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000 by 10%, or $2.85 per barrel, resulting in a decrease of approximately $4,400 in income from net profits interests. Oil sales represented 29% of total oil and gas sales during the quarter ended March 31, 2001 as compared to 47% during the quarter ended March 31, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 90%, or $2.98 per mcf, resulting in an increase of approximately $48,900 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $44,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 300 barrels or 16% during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000, resulting in a decrease of approximately $8,700 in income from net profits interests.

    Gas production decreased approximately 2,200 mcf or 12% during the same period, resulting in a decrease of approximately $7,300 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $16,000.

3.  Lease  operating  costs  and  production  taxes  were  1%  higher,   or
    approximately $300 more during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000.

Costs and Expenses

Total costs and expenses decreased to $19,747 from $21,019 for the quarters ended March 31, 2001 and 2000, respectively, a decrease of 6%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 3% or approximately $300 during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000.

2. Depletion expense decreased to $10,000 for the quarter ended March 31, 2001 from $11,000 for the same period in 2000. This represents a decrease of 9%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $103,100 in the quarter ended March 31, 2001 as compared to approximately $55,500 in the quarter ended March 31, 2000. The primary source of the 2001 cash flow from operating activities was profitable operations.

Cash flows used in financing activities were $75,000 in the quarter ended March 31, 2001 as compared to approximately $55,000 in the quarter ended March 31, 2000. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 2001 were $75,000 of which $67,500 was distributed to the limited partners and $7,500 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 2001 was $13.91. Total distributions during the quarter ended March 31, 2000 were $55,000 of which $49,500 was distributed to the limited partners and $5,500 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 2000 was $10.20. There were no distributions during the quarter ended March 31, 1999.

The source for the 2001 distributions of $75,000 was oil and gas operations of approximately $103,100, resulting in excess cash for contingencies or subsequent distributions to partners. The source for the 2000 distributions of $55,000 was oil and gas operations of approximately $55,500, resulting in excess cash for contingencies or subsequent distributions to partners.

Since inception of the Partnership, cumulative monthly cash distributions of $1,412,875 have been made to the partners. As of March 31, 2001, $1,285,615 or $265.02 per limited partner unit has been distributed to the limited partners, representing a 53% return of the capital contributed.

As of March 31, 2001, the Partnership had approximately $111,300 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

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

               (a)  Reports on Form 8-K:

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



Date:  May 15, 2001