Form 10-Q
period 2001-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-B LP
filed 2001-08-02
CIK 887425

14 of 14

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2000 which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund XI-B, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   2001            2000
                                                ---------      ------------
                                               (unaudited)
  Assets
  ------
Current assets:
 Cash and cash equivalents                    $     85,508         36,446
 Receivable from Managing General Partner           29,859         59,613
                                                 ---------      ---------
    Total current assets                           115,367         96,059
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  1,986,334      2,006,334
  Less accumulated depreciation,
   depletion and amortization                    1,707,721      1,682,721
                                                 ---------      ---------
    Net oil and gas properties                     278,613        323,613
                                                 ---------      ---------
                                              $    393,980        419,672
                                                 =========      =========

  Liabilities and Partners' Equity
  --------------------------------
Partners' equity:
 General partners                             $      9,634          9,703
 Limited partners                                  384,346        409,969
                                                 ---------      ---------
    Total partners' equity                         393,980        419,672
                                                 ---------      ---------
                                              $    393,980        419,672
                                                 =========      =========

         Southwest Royalties Institutional Income Fund XI-B, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    2001      2000        2001      2000
                                   -----     -----       -----     -----
  Revenues

Income from net profits
 interests                    $    54,130     75,605    168,032    146,758
Interest income from
 operations                           857        510      1,471        946
                                  -------    -------    -------    -------
                                   54,987     76,115    169,503    147,704
                                  -------    -------    -------    -------

  Expenses

General and administrative         10,448      9,985     20,195     20,004
Depreciation, depletion and
 amortization                      15,000      2,000     25,000     13,000
                                  -------    -------    -------    -------
                                   25,448     11,985     45,195     33,004
                                  -------    -------    -------    -------
Net income                    $    29,539     64,130    124,308    114,700
                                  =======    =======    =======    =======
Net income allocated to:

 Managing General Partner     $     4,009      5,952     13,438     11,493
                                  =======    =======    =======    =======
 General Partner              $       445        661      1,493      1,277
                                  =======    =======    =======    =======
 Limited partners             $    25,085     57,517    109,377    101,930
                                  =======    =======    =======    =======
  Per limited partner unit    $     5.17      11.86       22.55      21.01
                                  =======    =======    =======    =======

         Southwest Royalties Institutional Income Fund XI-B, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2001      2000
                                                         -----     -----

Cash flows from operating activities:

 Cash received from oil and gas sales               $   205,624    139,725
 Cash paid to suppliers                                (28,033)   (25,123)
 Interest received                                        1,471        946
                                                        -------   --------
  Net cash provided by operating activities             179,062    115,548
                                                        -------   --------
Cash flows from investing activities:

 Sale of oil and gas properties                          20,000          -
                                                        -------   --------
Cash flows used in financing activities:

 Distributions to partners                            (150,000)  (109,930)
                                                        -------   --------

Net increase in cash and cash equivalents                49,062      5,618

 Beginning of period                                     36,446     24,784
                                                        -------   --------
 End of period                                      $    85,508     30,402
                                                        =======   ========
Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $   124,308    114,700

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation, depletion and amortization               25,000     13,000
  Decrease (increase) in receivables                     37,592    (7,033)
  Decrease in payables                                  (7,838)    (5,119)
                                                        -------    -------
Net cash provided by operating activities           $   179,062    115,548
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2001, and for the three and six months ended June 30, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Based on current conditions, management does not anticipate performing workovers during 2001. The Partnership could possibly experience a 11% per year normal decline.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. The Partnership's capitalized costs did not exceed the estimated present value of reserves as of June 30, 2001.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended June 30, 2001 and 2000:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2001       2000    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil         $     25.11     28.39     (12%)
Average price per mcf of gas            $      4.27      4.35      (2%)
Oil production in barrels                     1,550     1,600      (3%)
Gas production in mcf                        16,800    17,300      (3%)
Income from net profits interests       $    54,130    75,605     (28%)
Partnership distributions               $    75,000    55,000       36%
Limited partner distributions           $    67,500    49,500       36%
Per unit distribution to limited
 partners                               $     13.91     10.20       36%
Number of limited partner units               4,851     4,851

Revenues

The Partnership's income from net profits interests decreased to $54,130 from $75,605 for the quarters ended June 30, 2001 and 2000, respectively, a decrease of 28%. The principal factors affecting the comparison of the quarters ended June 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000 by 12%, or $3.28 per barrel, resulting in a decrease of approximately $5,200 in income from net profits interests. Oil sales represented 35% of total oil and gas sales during the quarter ended June 30, 2001 as compared to 38% during the quarter ended June 30, 2000.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 2%, or $.08 per mcf, resulting in a decrease of approximately $1,400 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $6,600. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 50 barrels or 3% during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000, resulting in a decrease of approximately $1,300 in income from net profits interests.

    Gas production decreased approximately 500 mcf or 3% during the same period, resulting in a decrease of approximately $2,100 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $3,400.

3.  Lease  operating  costs  and  production  taxes  were  7%  higher,   or
    approximately $3,400 more during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000.

Costs and Expenses

Total costs and expenses increased to $25,448 from $11,985 for the quarters ended June 30, 2001 and 2000, respectively, an increase of 112%. The increase is the result of higher depletion expense and general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 5% or approximately $500 during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000.

2. Depletion expense increased to $15,000 for the quarter ended June 30, 2001 from $2,000 for the same period in 2000. This represents an increase of 650%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for July 1, 2001 as compared to 2000.

B.  General  Comparison of the Six Month Periods Ended June  30,  2001  and
    2000

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2001 and 2000:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2001       2000    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil         $     25.58     27.90      (8%)
Average price per mcf of gas            $      5.23      3.78       38%
Oil production in barrels                     3,360     3,600      (7%)
Gas production in mcf                        33,900    36,400      (7%)
Income from net profits interests       $   168,032   146,758       14%
Partnership distributions               $   150,000   110,000       36%
Limited partner distributions           $   135,000    99,000       36%
Per unit distribution to limited
 partners                               $     27.83     20.41       36%
Number of limited partner units               4,851     4,851

Revenues

The Partnership's income from net profits interests increased to $168,032 from $146,758 for the six months ended June 30, 2001 and 2000, respectively, an increase of 14%. The principal factors affecting the comparison of the six months ended June 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 by 8%, or $2.32 per barrel, resulting in a decrease of approximately $7,800 in income from net profits interests. Oil sales represented 33% of total oil and gas sales during the six months ended June 30, 2001 as compared to 42% during the six months ended June 30, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 38%, or $1.45 per mcf, resulting in an increase of approximately $49,200 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $41,400. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 240 barrels or 7% during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000, resulting in a decrease of approximately $6,700 in income from net profits interests.

    Gas production decreased approximately 2,500 mcf or 7% during the same period, resulting in a decrease of approximately $9,500 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $16,200.

3.  Lease  operating  costs  and  production  taxes  were  4%  higher,   or
    approximately $4,100 more during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

Costs and Expenses

Total costs and expenses increased to $45,195 from $33,004 for the six months ended June 30, 2001 and 2000, respectively, an increase of 37%. The increase is the result of higher general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $200 during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

2. Depletion expense increased to $25,000 for the six months ended June 30, 2001 from $13,000 for the same period in 2000. This represents an increase of 92%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for July 1, 2001 as compared to 2000 and the increase in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $179,100 in the six months ended June 30, 2001 as compared to approximately $115,500 in the six months ended June 30, 2000. The primary source of the 2001 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $20,000 in the six months ended June 30, 2001. There were no investing activities in the six months ended June 30, 2000. The principle source of the 2001 cash flow from investing activities was the sales of oil and gas properties.

Cash flows used in financing activities were approximately $150,000 in the six months ended June 30, 2001 as compared to approximately $109,900 in the six months ended June 30, 2000. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2001 were $150,000 of which $135,000 was distributed to the limited partners and $15,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2001 was $27.83. Total distributions during the six months ended June 30, 2000 were $110,000 of which $99,000 was distributed to the limited partners and $11,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2000 was $20.41.

The  source  for  the  2001  distributions of  $150,000  was  oil  and  gas operations  of  approximately  $179,100 and  the  change  in  oil  and  gas
properties  of  approximately  $20,000,  resulting  in  excess   cash   for
contingencies  or  subsequent  distributions.  The  source  for  the   2000
distributions  of  $110,000  was oil and gas  operations  of  approximately
$115,500.

Since inception of the Partnership, cumulative monthly cash distributions of $1,487,875 have been made to the partners. As of June 30, 2001, $1,353,115 or $278.94 per limited partner unit has been distributed to the limited partners, representing a 56% return of the capital contributed.

As of June 30, 2001, the Partnership had approximately $115,400 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

          (a) Reports on Form 8-K:

    No reports on Form 8-
               K were filed during the quarter ended June 30, 2001.

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

Date: August 15, 2001