Form 10-Q
period 2001-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-B LP
filed 2001-11-13
CIK 887425

Page 14 of 14
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 2000, which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund XI-B, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   2001           2000
                                              -------------   ------------
                                               (unaudited)
Assets
------
Current assets:
 Cash and cash equivalents                    $     48,980         36,446
 Receivable from Managing General Partner            8,443         59,613
                                                 ---------      ---------
    Total current assets                            57,423         96,059
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  1,986,334      2,006,334
  Less accumulated depreciation,
   depletion and amortization                    1,731,721      1,682,721
                                                 ---------      ---------
    Net oil and gas properties                     254,613        323,613
                                                 ---------      ---------
                                              $    312,036        419,672
                                                 =========      =========

Liabilities and Partners' Equity
--------------------------------
Partners' equity:
 General partners                             $      3,839          9,703
 Limited partners                                  308,197        409,969
                                                 ---------      ---------
    Total partners' equity                         312,036        419,672
                                                 ---------      ---------
                                              $    312,036        419,672
                                                 =========      =========

         Southwest Royalties Institutional Income Fund XI-B, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended    Nine Months Ended
                                   September 30,         September 30,
                                  2001       2000        2001      2000
                                  ----       ----        ----      ----
Revenues
--------
Income from net profits
 interests                    $   26,411    73,785     194,443   220,544
Interest income from operations                612         536     2,083
1,412
                                  ------   -------     -------   -------
                                  27,023    74,321     196,526   221,956
                                  ------   -------     -------   -------
Expenses
--------
General and administrative         9,967    10,109      30,162    30,043
Depreciation, depletion and
 amortization                     24,000     7,000      49,000    20,000
                                  ------   -------     -------   -------
                                  33,967    17,109      79,162    50,043
                                  ------   -------     -------   -------
Net income (loss)             $  (6,944)    57,212     117,364   171,913
                                  ======   =======     =======   =======

Net income (loss) allocated to:

 Managing General Partner     $    1,536     5,779      14,972    17,272
                                  ======   =======     =======   =======
 General Partner              $      170       642       1,664     1,919
                                  ======   =======     =======   =======
 Limited Partners             $  (8,650)    50,791     100,728   152,722
                                  ======   =======     =======   =======
  Per limited partner unit    $   (1.78)     10.47       20.76     31.48
                                  ======   =======     =======   =======

         Southwest Royalties Institutional Income Fund XI-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       2001       2000
                                                       ----       ----
Cash flows from operating activities

 Cash received from oil and gas sales              $  250,943    203,219
 Cash paid to suppliers                              (35,492)   (32,025)
 Interest received                                      2,083      1,412
                                                      -------    -------
  Net cash provided by operating activities           217,534    172,606
                                                      -------    -------
Cash flows provided by investing activities

 Sale of oil and gas property interest                 20,000          -
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                          (225,000)  (169,930)
                                                      -------    -------
Net increase in cash and cash equivalents              12,534      2,676

 Beginning of period                                   36,446     24,784
                                                      -------    -------
 End of period                                     $   48,980     27,460
                                                      =======    =======
Reconciliation of net income to net
 cash provided by operating activities

Net income                                         $  117,364    171,913

Adjustments to reconcile net income to
 net cash provided by operating activities

 Depreciation, depletion and amortization              49,000     20,000
 Decrease (increase) in receivables                    56,500   (17,325)
 Decrease in payables                                 (5,330)    (1,982)
                                                      -------    -------
Net cash provided by operating activities          $  217,534    172,606
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2001, and for the three and nine months ended September 30, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Based on current conditions, management does not anticipate performing workovers during the next year. The Partnership could possibly experience a normal decline of 11% per year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. For the quarter ended September 30, 2001, the net capitalized cost did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended September 30, 2001 and 2000:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2001      2000   (Decrease)
                                                ----      ----   ----------
Average price per barrel of oil            $   23.60     31.15   (24%)
Average price per mcf of gas               $    2.63      5.09   (48%)
Oil production in barrels                      1,470     1,450      1%
Gas production in mcf                         16,800    17,200    (2%)
Income from net profits interests          $  26,411    73,785   (64%)
Partnership distributions                  $  75,000    60,000     25%
Limited partner distributions              $  67,500    54,000     25%
Per unit distribution to limited partners  $   13.91     11.13     25%
Number of limited partner units                4,851     4,851

Revenues

The Partnership's income from net profits interests decreased to $26,411 from $73,785 for the quarters ended September 30, 2001 and 2000, respectively, a decrease of 64%. The principal factors affecting the comparison of the quarters ended September 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000 by 24%, or $7.55 per barrel, resulting in a decrease of approximately $10,900 in income from net profits interests. Oil sales represented 44% of total oil and gas sales during the quarter ended September 30, 2001 as compared to 34% during the quarter ended September 30, 2000.

     The average price for an mcf of gas received by the Partnership decreased during the same period by 48%, or $2.46 per mcf, resulting in a decrease of approximately $42,300 in income from net profits interests.

     The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $53,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 20 barrels or 1% during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000, resulting in an increase of approximately $500 in income from net profits interests.

   Gas production decreased approximately 400 mcf or 2% during the same period, resulting in a decrease of approximately $1,100 in income from net profits interests.

   The net total decrease in income from net profits interests due to the change in production is approximately $600.

3. Lease operating costs and production taxes were 10% higher, or approximately $5,000 more during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000.

Costs and Expenses

Total costs and expenses increased to $33,967 from $17,109 for the quarters ended September 30, 2001 and 2000, respectively, an increase of 99%. The increase is the result of higher depletion expense, partially offset by a decrease in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or $100 during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000.

2. Depletion expense increased to $24,000 for the nine months ended September 30, 2001 from $7,000 for the same period in 2000. This represents a decrease of 243%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for October 1, 2001 as compared to 2000, and the decrease in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

B.  General Comparison of the Nine Month Periods Ended September 30, 2001
and 2000

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 2001 and 2000:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2001      2000   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   24.59     28.33    (13%)
Average price per mcf of gas               $    4.37      3.91      12%
Oil production in barrels                      4,910     5,220     (6%)
Gas production in mcf                         50,700    54,100     (6%)
Income from net profits interests          $ 194,443   220,544    (12%)
Partnership distributions                  $ 225,000   170,000      32%
Limited partner distributions              $ 202,500   153,000      32%
Per unit distribution to limited partners  $   41.74     31.54      32%
Number of limited partner units                4,851     4,851

Revenues

The Partnership's income from net profits interests decreased to $194,443 from $220,544 for the nine months ended September 30, 2001 and 2000, respectively, a decrease of 12%. The principal factors affecting the comparison of the nine months ended September 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 by 13%, or $3.74 per barrel, resulting in a decrease of approximately $18,400 in income from net profits interests. Oil sales represented 35% of total oil and gas sales during the nine months ended September 30, 2001 as compared to 41% during the nine months ended September 30, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 12%, or $.46 per mcf, resulting in an increase of approximately $23,300 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $4,900. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 310 barrels or 6% during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000, resulting in a decrease of approximately $8,800 in income from net profits interests.

    Gas production decreased approximately 3,400 mcf or 6% during the same period, resulting in a decrease of approximately $13,300 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $22,100.

3.  Lease  operating  costs  and  production  taxes  were  7%  higher,   or
    approximately $9,100 more during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

Costs and Expenses

Total costs and expenses increased to $79,162 from $50,043 for the nine months ended September 30, 2001 and 2000, respectively, an increase of 58%. The increase is the result of higher general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased less than 1% or $100 during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

2. Depletion expense increased to $49,000 for the nine months ended September 30, 2001 from $20,000 for the same period in 2000. This represents an increase of 145%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for October 1, 2001 as compared to 2000, and the decrease in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $217,500 in the nine months ended September 30, 2001 as compared to approximately $172,600 in the nine months ended September 30, 2000. The primary source of the 2001 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $20,000 in the nine months ended September 30, 2001. There were no cash flows provided by investing activities in the nine months ended September 30, 2000. The principle source of the 2001 cash flow from investing activities was the sale of oil and gas properties.

Cash flows used in financing activities were approximately $225,000 in the nine months ended September 30, 2001 as compared to approximately $169,900 in the nine months ended September 30, 2000. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2001 were $225,000 of which $202,500 was distributed to the limited partners and $22,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2001 was $41.74. Total distributions during the nine months ended September 30, 2000 were $170,000 of which $153,000 was distributed to the limited partners and $17,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2000 was $31.54.

The  source  for  the  2001  distributions of  $225,000  was  oil  and  gas operations  of  approximately  $217,500 and  the  change  in  oil  and  gas
properties  of  approximately  $20,000,  resulting  in  excess   cash   for
contingencies  or  subsequent  distribution.  The  sources  for  the   2000
distributions of $170,000 were oil and gas operations of approximately $172,600, resulting in excess cash for contingencies or subsequent distribution.

Since inception of the Partnership, cumulative monthly cash distributions of $1,562,875 have been made to the partners. As of September 30, 2001, $1,420,615 or $292.85 per limited partner unit has been distributed to the limited partners, representing a 59% return of the capital contributed.

As of September 30, 2001, the Partnership had approximately $57,400 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

         (a) No reports on Form 8-K were filed during the quarter for which this report is filed.

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

Date:     November 14, 2001