Form 10-K
period 2002-12-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-B LP
filed 2003-03-31
CIK 887425

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

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

The  total  number of pages contained in this report is  40.   The  exhibit
index is found on page 38.

                            Table of Contents

Item                                                                   Page

                                  Part I

 1.  Business                                                            3

 2.  Properties                                                          5

 3.  Legal Proceedings                                                   6

 4.  Submission of Matters to a Vote of Security Holders                 6

                                 Part II

 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters                                                 7

 6.  Selected Financial Data                                             8

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                       9

 8.  Financial Statements and Supplementary Data                        16

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                             30

                                 Part III

10.  Directors and Executive Officers of the Registrant                 31

11.  Executive Compensation                                             33

12.  Security Ownership of Certain Beneficial Owners and
     Management                                                         33

13.  Certain Relationships and Related Transactions                     33

                                 Part IV

14.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K                                                        34

     Signatures                                                         35

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

As of December 31, 1996, the Partnership had utilized approximately $2,008,600 of limited partner capital contributions to acquire interests in oil and gas properties. All excess capital, $89,489, and the associated organization costs of $3,132, had been distributed to the limited partners in proportion to their capital contributions as a return of capital.

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The Managing General Partner of the Partnership, Southwest Royalties, Inc. (the "Managing General
Partner")   and  its  staff  of  82  individuals,  together  with   certain
independent consultants used on an "as needed" basis, perform various services on behalf of the Partnership, including the selection of oil and gas properties and the marketing of production from such properties. H. H. Wommack, III, Chairman, Director, President and Chief Executive Officer of the Managing General Partner, is also a general partner. The Partnership has no employees.

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

In 2002, fighting and threats of fighting in the Middle East and a strike in a major oil exporting country dominated the direction of crude oil prices. While OPEC agreed to keep production constant throughout the year, conflicts between the U.S. and Iraq, as well as between Israel and the Palestinians threatened supplies and caused oil prices to surge in 2002. In addition, a strike by oil workers in Venezuela, the fourth largest supplier to the U.S., took a significant amount of crude oil off the market toward the end of the year. As a result, OPEC agreed in January 2003 to increase output by 1.5 million barrels per day in an effort to make up for the lost supply and stabilize prices.

In 2002, spot prices for natural gas fell by 27.5% from the unprecedented heights reached in 2001, averaging just under $3.00/MMBtu for the year. Most of the lowest prices were seen early on, with the first quarter averaging of $2.24/MMBtu. But as the year progressed, prices climbed higher, ending with a $3.99 average in December. As for 2003, industry analysts are divided on their gas price predictions, with estimates ranging anywhere from $4.00 to $6.00/MMBtu. Weather forecasts, storage inventory levels, a tighter supply and demand balance, and the unstable situation with Iraq are all factors that will have a significant impact on the direction prices will take. Overall however, analysts are maintaining a bullish perspective, expecting gas prices to remain at or above $4.00/MMBtu in 2003.
Following is a table of the ratios of revenues received from oil and gas production for the last three years:

            Oil       Gas
            ----      ----
  2002      49%       51%
  2001      37%       63%
  2000      39%       61%

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

Customer Dependence
No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Two purchasers accounted for 82% of the Partnership's total oil and gas production during 2002: Sid Richardson Energy Services. for 42% and Navajo Refining Company for 40%. Three purchasers accounted for 93% of the Partnership's total oil and gas production during 2001: Sid Richardson Energy Services for 52%, Navajo Refining Company for 31% and Duke Energy Field Services for 10%. Three purchasers accounted for 91% of the Partnership's total oil and gas production during 2000: Sid Richardson Gasoline Co. for 44%, Navajo Refining Company, Inc. for 37% and Phillips 66 Natural Gas for 10%.

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

Regulation

Oil and Gas Production - The production and sale of oil and gas is subject to federal and state governmental regulation in several respects, such as existing price controls on natural gas and possible price controls on crude oil, regulation of oil and gas production by state and local governmental agencies, pollution and environmental controls and various other direct and indirect regulation. Many jurisdictions have periodically imposed limitations on oil and gas production by restricting the rate of flow for oil and gas wells below their actual capacity to produce and by imposing acreage limitations for the drilling of wells. The federal government has the power to permit increases in the amount of oil imported from other countries and to impose pollution control measures. Various aspects of the Partnership's oil and gas activities will be regulated by administrative agencies under statutory provisions of the states where such activities are conducted and by certain agencies of the federal government for operations on Federal leases. Moreover, certain prices at, which the Partnership may sell its natural gas production, are controlled by the Natural Gas Policy Act of 1978, the Natural Gas Wellhead Decontrol Act of 1989 and the regulations promulgated by the Federal Energy Regulatory Commission.

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

Industry Regulations and Guidelines - Certain industry regulations and guidelines apply to the registration, qualification and operation of oil and gas programs in the form of limited partnerships. The Partnership is subject to these guidelines, which regulate and restrict transactions between the Managing General Partner and the Partnership. The Partnership complies with these guidelines and the Managing General Partner does not anticipate that continued compliance will have a material adverse effect on Partnership operations.

Partnership Employees
The Partnership has no employees; however the Managing General Partner has a staff of geologists, engineers, accountants, landmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the Managing General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 2002 there were 82 individuals directly employed by the Managing General Partner in various capacities.

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

As of December 31, 2002, the Partnership possessed an interest in oil and gas properties located in Eddy County of New Mexico; Andrews, Dawson, Howard, Midland, Reeves, Schleicher, Upton, Ward and Winkler Counties of Texas. These properties consist of various interests in 68 wells and units.

Due to the Partnership's objective of maintaining current operations without engaging in the drilling of any developmental or exploratory wells, or additional acquisitions of producing properties, there have not been any significant changes in properties during 2002, 2001 and 2000.

There were no property sales during 2002 and 2000. During 2001, three leases were sold for approximately $27,600.

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

Significant Properties
The following table reflects the significant properties in which the Partnership has an interest:

                            Date
                          Purchased    No. of    Proved Reserves*
Name and Location            and       Wells      Oil       Gas
                          Interest               (bbls)    (mcf)
-----------------        -----------   ------   --------  --------
                              -                    -         -
Custer & Wright           11/94 at       27      21,000   261,000
Winkler County, Texas     1% to 40%
                         net profits
                          interests

Michael Dingman            9/94 at       33      18,000    57,000
Midland,        Reeves,  .5% to 50%
Dawson, Schleicher,
Winkler  Ward, Andrews,  net profits
Counties,                 interests
Texas; Eddy County, New
Mexico

*Ryder Scott Company, L.P. prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2003. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-
X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

Oil price adjustments were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results of the reserve report as of January 1, 2003 are an average price of $28.59 per barrel.

Gas price adjustments were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results of the reserve report as of January 1, 2003 are an average price of $4.46 per Mcf.

As also discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, oil and gas prices were subject to frequent changes in 2002.

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

The Partnership has reserves, which are classified as proved developed producing, proved developed non-producing and proved undeveloped. All of the proved reserves are included in the engineering reports, which evaluate the Partnership's present reserves.

Because the Partnership does not engage in drilling activities, the development of proved undeveloped reserves is conducted pursuant to farmout arrangements with the Managing General Partner or unrelated third parties. Generally, the Partnership retains a carried interest such as an overriding royalty interest under the terms of a farmout, or receives cash.

The Partnership or the owners of properties in which the Partnership owns an interest can engage in workover projects or supplementary recovery projects, for example, to extract behind the pipe reserves, which qualify as proved developed non-producing reserves. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation.

Item 3.   Legal Proceedings

There are no material pending legal proceedings to which the Partnership is a party.

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2002 through the solicitation of proxies or otherwise.

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

The Managing General Partner has the right, but not the obligation, to purchase limited partnership units should an investor desire to sell. The value of the unit is determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves and by discounting the future net revenues at a rate not in excess of the prime rate charged by NationsBank, N.A. of Midland, Texas plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion. As of December 31, 2002, 2001 and 2000, no limited partner units were purchased by the Managing General Partner. Southwest, as Managing General Partner, evaluated several liquidity alternatives for the partnerships in 2001 and 2002. During 2002, Southwest specifically pursued the possible roll-up and merger of twenty-one (21) partnerships with the general partner. Because of the complexities and conflicts of interest in such a transaction, the Managing General Partner did not make a formal repurchase offer in 2002 but has responded to limited partners desiring to sell their units in the partnerships on an "as requested" basis. Southwest anticipates that it will maintain this policy in 2003 because the aforementioned transaction is ongoing.

Number of Limited Partner Interest Holders
As of December 31, 2002, there were 177 holders of limited partner units in the Partnership.

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

During 2002, distributions were made totaling $67,616, with $61,805 distributed to the limited partners and $5,811 to the general partners. For the year ended December 31, 2002, distributions of $12.74 per limited partner unit were made, based upon 4,851 limited partner units outstanding. During 2001, distributions were made totaling $260,419, with $234,377 distributed to the limited partners and $26,042 to the general partners. For the year ended December 31, 2001, distributions of $48.32 per limited partner unit were made, based upon 4,851 limited partner units outstanding. During 2000, quarterly distributions were made totaling $235,737, with $212,163 distributed to the limited partners and $23,574 to the general partners. For the year ended December 31, 2000, distributions of $43.74 per limited partner unit were made, based upon 4,851 limited partner units outstanding.

Item 6.   Selected Financial Data

The following selected financial data for the years ended December 31 2002, 2001, 2000, 1999 and 1998 should be read in conjunction with the financial statements included in Item 8:

                                   Years ended December 31,
                       -----------------------------------------------

                         2002      2001      2000      1999      1998
                         ----      ----      ----      ----      ----
Revenues            $  106,519   227,624   305,760   210,376   2,205

Net income (loss)      44,971    128,334   249,986   129,693   (462,692
                                                               )

Partners' share of
     net    income
(loss):

General partners       6,597     18,734    26,699    16,880    (4,631)

Limited partners       38,374    109,601   223,287   112,814   (458,061
                                                               )

Limited  partners'
net
 income (loss) per       7.91
unit                             22.59     46.03     23.26     (94.43)

Limited  partner's
cash
  distribution per      12.74
unit                             48.32     43.74     20.94     10.85

Total assets        $  265,090   287,587   419,672   405,423   388,507

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

Based on current conditions, management anticipates performing no workovers during 2003 to enhance production. Additional workovers may be performed in the year 2004. The partnership may have an increase in production volumes for the year 2004; otherwise, the partnership will most likely experience the historical production decline, which have approximated 11% per year.

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

Prior to October 1, 2002, the Partnership calculated depletion of oil and gas properties under the units of revenue method. The Partnership changed methods of estimating depletion effective October 1, 2002 to the units of production method. The units of production method is more predominantly used throughout the oil and gas industry and will allow the Partnership to more closely align itself with its peers. This change in estimate had no impact on depletion expense for the fourth quarter.

Results of Operations

A.  General Comparison of the Years Ended December 31, 2002 and 2001

The following table provides certain information regarding performance factors for the years ended December 31, 2002 and 2001:

                                 Year Ended      Percenta
                                                    ge
                                December 31,     Increase
                               2002      2001    (Decreas
                                                    e)
                               ----      ----    --------
                                                    -
Average price per barrel  $   24.31                (5%)
of oil                                 25.48
Average price per mcf of  $    2.91               (27%)
gas                                    3.99
Oil production in            5,820     6,130       (5%)
barrels
Gas production in mcf        49,800    67,500     (26%)
Income from net profits   $  106,272   225,266    (53%)
interests
Partnership               $  67,616    260,419    (74%)
distributions
Limited partner           $  61,805    234,377    (74%)
distributions
Per unit distribution to  $   12.74               (74%)
limited partners                       48.32
Number of limited            4,851     4,851
partner units

Revenues

The Partnership's income from net profits interests decreased to $106,272 from $225,266 for the years ended December 31, 2002 and 2001, respectively, a decrease of 53%. The principal factors affecting the comparison of the years ended December 31, 2002 and 2001 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the year ended December 31, 2002 as compared to the year ended December 31, 2001 by 5%, or $1.17 per barrel, resulting in a decrease of approximately $6,800 in income from net profits interests. Oil sales represented 49% of total oil and gas sales during the year ended December 31, 2002 as compared to 37% during the year ended December 31, 2001.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 27%, or $1.08 per mcf, resulting in a decrease of approximately $53,800 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $60,600. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 310 barrels or 5% during the year ended December 31, 2002 as compared to the year ended December 31, 2001, resulting in a decrease of approximately $7,900 in income from net profits interests.

    Gas production decreased approximately 17,700 mcf or 26% during the same period, resulting in a decrease of approximately $70,600 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $78,500. The decrease in gas production is due primarily to one lease that had been shut-in during the year, but is currently being brought back on.

3.  Lease  operating  costs  and  production  taxes  were  10%  lower,   or
    approximately $20,600 less during the year ended December 31, 2002 as compared to the year ended December 31, 2001.

Costs and Expenses

Total  costs and expenses decreased to $61,548 from $99,290 for  the  years ended December 31, 2002 and 2001, respectively, a decrease of 38%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative costs.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $300 during the year ended December 31, 2002 as compared to the year ended December 31, 2001.

2. Depletion expense decreased to $21,000 for the year ended December 31, 2002 from $59,000 for the same period in 2001. This represents a decrease of 64%. Prior to October 1, 2002, the Partnership calculated depletion of oil and gas properties under the units of revenue method. The Partnership changed methods of estimating depletion effective October 1, 2002 to the units of production method. The units of production method is more predominantly used throughout the oil and gas industry and will allow the Partnership to more closely align itself with its peers. This change in estimate had no impact on depletion expense for the fourth quarter.

   The  major  factor   in  the decrease in depletion expense  between  the
    comparative periods was the decrease in oil and gas revenues received by the Partnership during 2002 as compared to 2001.

Results of Operations

B.  General Comparison of the Years Ended December 31, 2001 and 2000

The following table provides certain information regarding performance factors for the years ended December 31, 2001 and 2000:

                                 Year Ended      Percenta
                                                    ge
                                December 31,     Increase
                               2001      2000    (Decreas
                                                    e)
                               ----      ----    --------
                                                     -
Average price per barrel  $   25.48                (11%)
of oil                                 28.50
Average price per mcf of  $    3.99                (4%)
gas                                    4.14
Oil production in barrels    6,130     6,800       (10%)
Gas production in mcf        67,500    73,300      (8%)
Income from net profits   $  225,266   303,558     (26%)
interests
Partnership distributions $  260,419   235,737      10%
Limited partner           $  234,377   212,163      10%
distributions
Per unit distribution to  $   48.32                 10%
limited partners                       43.74
Number of limited partner    4,851     4,851
units

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

   The major factor in the increase in depletion expense between the comparative periods was the decrease in the price of oil and gas used to determine the Partnership's reserves for January 1, 2002 as compared to 2001, and the decrease in oil and gas revenues received by the Partnership during 2001 as compared to 2000. Revisions of previous estimates can be attributed to the changes in production performance, oil and gas price and production costs. The impact of the revision would have increased depletion expense approximately $27,000 as of December 31, 2000.

C.  Revenue and Distribution Comparison

Partnership income for the years ended December 31, 2002, 2001 and 2000 was $44,971, $128,334 and $249,986, respectively. Excluding the effects of depreciation, depletion and amortization, net income would have been $65,971 in 2002, $187,334 in 2001 and $266,986 in 2000. Correspondingly,
Partnership distributions for the years ended December 31, 2002, 2001 and 2000 were $67,616, $260,419 and $235,737, respectively. These differences are indicative of the changes in oil and gas prices, production and property.

The sources for the 2002 distributions of $67,616 were oil and gas operations of approximately $48,800, with the balance from available cash on hand at the beginning of the period. The source for the 2001 distributions of $260,419 were oil and gas operations of approximately
$231,800, and the change in oil and gas properties of approximately $27,600, with the balance from available cash on hand at the beginning of the period. The source for the 2000 distributions of $235,737 was oil and gas operations of approximately $247,300, resulting in excess cash for contingencies or subsequent distributions.

Total distributions during the year ended December 31, 2002 were $67,616 of which $61,805 was distributed to the limited partners and $5,811 to the general partners. The per unit distribution to limited partners during the same period was $12.74. Total distributions during the year ended December 31, 2001 were $260,419 of which $234,377 was distributed to the limited partners and $26,042 to the general partners. The per unit distribution to limited partners during the same period was $48.32. Total distributions during the year ended December 31, 2000 were $235,737 of which $212,163 was distributed to the limited partners and $23,574 to the general partners. The per unit distribution to limited partners during the same period was $43.74.

Since inception of the Partnership, cumulative monthly cash contributions of $1,665,910 have been made to the partners. As of December 31, 2002, $1,514,297 or $312.16 per limited partner unit has been distributed to the limited partners, representing a 62% return of capital contributed.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from net profits interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $48,800 in 2002 compared to $231,800 in 2001 and approximately $247,300 in 2000. The primary source of the 2002 cash flow from operating activities was profitable operations.

There  were  no cash flows provided by investing activities in 2002.   Cash
flows provided by investing activities were approximately $27,600 in 2001. The Partnership had no cash flows from investing activities in 2000.

Cash flows used in financing activities were approximately $67,500 in 2002 compared to $260,400 in 2001 and approximately $235,700 in 2000. The only 2002 use in financing activities was the distribution to partners.

As of December 31, 2002, the Partnership had approximately $48,900 in working capital. The Managing General Partner knows of no other commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Managing General Partner anticipates that at some point in the near future, the partnership will need to be liquidated. Maintenance of properties and administrative expenses are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production will continue to increase.

As the partnerships properties have matured, the net cash flows from operations for the partnership have generally declined, except in periods of substantially increased commodity pricing. Since the partnership cannot develop their non-producing properties, the producing reserves continue to deplete causing cash flow to steadily decline.

On October 17, 2002, Southwest Royalties, Inc. the Managing General Partner filed an S-4 "Registration of Securities, Business Combinations" with the Securities and Exchange Commission. The S-4 relates to a proposed plan of merger of twenty-one limited partnerships.

Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with approximately $124.0 million of principal due between December 31, 2002 and December 31, 2004. The Managing General Partner is constantly monitoring its cash position and its ability to meet its financial obligations as they become due, and in this effort, is continually exploring various strategies for addressing its current and future liquidity needs. The Managing General Partner regularly pursues and evaluates recapitalization strategies and acquisition opportunities (including opportunities to engage in mergers, consolidations or other business combinations) and at any given time may be in various stages of evaluating such opportunities.

Based on current production, commodity prices and cash flow from operations, the Managing General Partner has adequate cash flow to fund debt service, developmental projects and day to day operations, but it is not sufficient to build a cash balance which would allow the Managing General Partner to meet its debt principal maturities scheduled for 2004. Therefore the Managing General Partner must renegotiate the terms of its various obligations or seek new lenders or equity investors in order to meet its financial obligations, specifically those maturing in 2004. The Managing General Partner may be required to dispose of certain assets in order to meet its obligations.

There can be no assurance that the Managing General Partner's debt restructuring efforts will be successful or that the debt holders will agree to a course of action consistent with the Managing General Partner's requirements in restructurings the obligations. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner.

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

Item 8.   Financial Statements and Supplementary Data

                      Index to Financial Statements

                                                                       Page

Independent Auditors Report                                             17

Balance Sheets                                                          18

Statements of Operations                                                19

Statements of Changes in Partners' Equity                               20

Statements of Cash Flows                                                21

Notes to Financial Statements                                           22

                        INDEPENDENT AUDITORS REPORT

The Partners
Southwest Royalties Institutional
 Income Fund XI-B, L.P.
(A Delaware Limited Partnership):


We have audited the accompanying balance sheets of Southwest Royalties Institutional Income Fund XI-B, L.P. (the "Partnership") as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' equity and cash flows for each of the years in the three year period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Royalties Institutional Income Fund XI-B, L.P. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.








                                                  KPMG LLP



Midland, Texas
March 14, 2003

         Southwest Royalties Institutional Income Fund XI-B, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets
                        December 31, 2002 and 2001


                                   2002      2001
                                   ----      ----
Assets
---------

Current assets:
 Cash and cash equivalents    $  16,742    35,398
  Receivable  from  Managing     32,324    15,165
General Partner
                                 --------  --------
                                 -----     ----
   Total current assets          49,066    50,563
                                 --------  --------
                                 -----     ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       1,978,74  1,978,74
                                 5         5
       Less      accumulated
depreciation,
         depletion       and     1,762,72  1,741,72
amortization                     1         1
                                 --------  --------
                                 -----     ----
      Net   oil   and    gas     216,024   237,024
properties
                                 --------  --------
                                 -----     ----
                              $  265,090   287,587
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
-----------
Current     liability      -  $  148       -
distribution payable
                                 --------  --------
Partners Equity:                 ---       ----
 General partners                3,181     2,395
 Limited partners                261,761   285,192
                                 --------  --------
                                 -----     ----
   Total partners' equity        264,942   287,587
                                 --------  --------
                                 -----     ----
                              $  265,090   287,587
                                 =======   =======















                  The accompanying notes are an integral
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund XI-B, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
               Years ended December 31, 2002, 2001 and 2000


                                   2002      2001      2000
                                   ----      ----      ----
Revenues
------------
Income   from  net   profits  $  106,272   225,266   303,558
interests
Interest from operations         247       2,358     2,202
                                 --------  --------  --------
                                 --        --        --
                                 106,519   227,624   305,760
                                 --------  --------  --------
                                 --        --        --
Expenses
------------
General and administrative       40,548    40,290    38,774
Depreciation, depletion  and     21,000    59,000    17,000
amortization
                                 --------  --------  --------
                                 --        --        --
                                 61,548    99,290    55,774
                                 --------  --------  --------
                                 --        --        --
Net income                    $  44,971    128,334   249,986
                                 ======    ======    ======
Net income allocated to:

 Managing General Partner     $  5,937     16,860    24,029
                                 ======    ======    ======
 General Partner              $  660       1,874     2,670
                                 ======    ======    ======
 Limited partners             $  38,374    109,600   223,287
                                 ======    ======    ======
  Per limited partner unit    $     7.91
                                           22.59     46.03
                                 ======    =======   =======


















                  The accompanying notes are an integral
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund XI-B, L.P.
                     (a Delaware limited partnership)
                Statements of Changes in Partners' Equity
               Years ended December 31, 2002, 2001 and 2000


                            General   Limited
                            Partners  Partners   Total
                            --------  --------   -----
Balance at December 31,  $  6,578     398,845   405,423
1999

 Net income                 26,699    223,287   249,986

 Distributions              (23,574)  (212,163  (235,737
                                      )         )
                            --------  --------  --------
                            --        ---       ---
Balance at December 31,     9,703     409,969   419,672
2000

 Net income                 18,734    109,600   128,334

 Distributions              (26,042)  (234,377  (260,419
                                      )         )
                            --------  --------  --------
                            --        ---       ---
Balance at December 31,     2,395     285,192   287,587
2001

 Net income                 6,597     38,374    44,971

 Distributions              (5,811)   (61,805)  (67,616)
                            --------  --------  --------
                            --        ----      ----
Balance at December 31,  $  3,181     261,761   264,942
2002
                            ======    =======   =======
























                  The accompanying notes are an integral
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund XI-B, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 2002, 2001 and 2000

                                   2002      2001      2000
                                   ----      ----      ----
Cash  flows  from  operating
activities:

   Cash  received  from  net  $  96,659    265,384   284,309
profits interests
   Cash   paid  to  Managing
General Partner
   for  administrative  fees
and general
      and     administrative     (48,094)  (35,960)  (39,182)
overhead
 Interest received               247       2,358     2,202
                                 --------  --------  --------
                                 --        --        --
     Net  cash  provided  by     48,812    231,782   247,329
operating activities
                                 --------  --------  --------
                                 --        --        --
Cash  flows  from  investing
activities:

   Sales  of  oil  and   gas     -         27,589    -
properties
                                 --------  --------  --------
                                 --        --        --
Cash flows used in financing
activities:

 Distributions to partners       (67,468)  (260,419  (235,667
                                           )         )
                                 --------  --------  --------
                                 --        --        --
Net  (decrease) increase  in
cash and cash
 equivalents                     (18,656)  (1,048)   11,662

Beginning of period              35,398    36,446    24,784
                                 --------  --------  --------
                                 --        --        --
End of period                 $  16,742    35,398    36,446
                                 ======    ======    =====

Reconciliation of net income
to net
  cash provided by operating
activities:

Net income                    $  44,971    128,334   249,986

Adjustments to reconcile net
income to
   net   cash  provided   by
operating activities:

 Depreciation, depletion and     21,000    59,000    17,000
amortization
   (Increase)  decrease   in     (9,613)   40,118    (19,249)
receivables
   (Decrease)  increase   in     (7,546)   4,330     (408)
payables
                                 --------  --------  --------
                                 --        --        --
Net    cash   provided    by  $  48,812    231,782   247,329
operating activities
                                 ======    ======    ======






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

                              Limited   General
                              Partner   Partners
                                          (1)
                              -------   --------
Organization  and   offering  100%      -
expenses (2)
Acquisition costs             100%      -
Operating costs               90%       10%
Administrative costs (3)      90%       10%
Direct costs                  90%       10%
All other costs               90%       10%
Interest  income  earned  on
capital
 contributions                100%      -
Oil and gas revenues          90%       10%
All other revenues            90%       10%
Amortization                  100%      -
Depletion allowances          100%      -

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

          (3) Administrative Costs will be paid from the Partnership's revenue; however Administrative Costs in the Partnership year in excess of two percent (2%) of Capital Contributions shall be allocated to and paid by the Managing General Partner.

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

     Prior to October 1, 2002, the Partnership calculated depletion of oil and gas properties under the units of revenue method. The Partnership changed methods of estimating depletion effective October 1, 2002 to the units of production method. The units of production method is more predominantly used throughout the oil and gas industry and will allow the Partnership to more closely align itself with its peers. This change in estimate had no impact on depletion expense for the fourth quarter.

         Southwest Royalties Institutional Income Fund XI-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

2.   Summary of Significant Accounting Policies - continued

     Oil and Gas Properties - continued
     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. In applying the units of revenue method for the years ended December 31, 2001, 2000 and for the nine months ended September 30, 2002, we have not excluded royalty and net profit interest payments from gross revenues as all of our royalty and net profit interests have been purchased and capitalized to the depletion basis of our proved oil and gas properties. As of December 31, 2002, 2001 and 2000, the net capitalized costs did not exceed the estimated value of oil and gas reserves.

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

     The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. The net profits interest is a calculated revenue interest that burdens the underlying working interest in the property, and the net profits interest owner is not responsible for the actual development or production expenses incurred. Accordingly, if the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of December 31, 2002, there were no timing differences, which resulted in a deficit net profit interest.

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

     Environmental Costs
     The Partnership is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Partnership to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Costs, which improve a property as compared with the condition of the property when originally constructed or acquired and costs, which prevent future environmental contamination are capitalized. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

         Southwest Royalties Institutional Income Fund XI-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

2.   Summary of Significant Accounting Policies - continued
     Revenue Recognition
     We recognize oil and gas sales when delivery to the purchaser has occurred and title has transferred. This occurs when production has been delivered to a pipeline or transport vehicle.

     Gas Balancing
     The Partnership utilizes the sales method of accounting for gas-balancing arrangements. Under this method the Partnership recognizes sales revenue on all gas sold. As of December 31, 2002, 2001 and 2000, there were no significant amounts of imbalance in terms of units or value.

     Income Taxes
     No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

     In accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Partnership's tax basis in its oil and gas properties at December 31, 2002 and 2001 is $402,758 and $437,324 more than that shown on the accompanying Balance Sheet in accordance with generally accepted accounting principles.

     Cash and Cash Equivalents
     For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Partnership maintains its cash at one financial institution.

     Number of Limited Partner Units
     As of December 31, 2002, 2001 and 2000 there were 4,851 limited partner units outstanding held by 177partners.

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

         Southwest Royalties Institutional Income Fund XI-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

3.   Liquidity - Managing General Partner
     The Managing General Partner has a highly leveraged capital structure with approximately $124.0 million of principal due between December 31, 2002 and December 31, 2004. The Managing General Partner is constantly monitoring its cash position and its ability to meet its financial obligations as they become due, and in this effort, is continually exploring various strategies for addressing its current and future liquidity needs. The Managing General Partner regularly pursues and evaluates recapitalization strategies and acquisition opportunities (including opportunities to engage in mergers, consolidations or other business combinations) and at any given time may be in various stages of evaluating such opportunities.

     Based on current production, commodity prices and cash flow from operations, the Managing General Partner has adequate cash flow to fund debt service, developmental projects and day to day operations, but it is not sufficient to build a cash balance which would allow the Managing General Partner to meet its debt principal maturities scheduled for 2004. Therefore the Managing General Partner must renegotiate the terms of its various obligations or seek new lenders or equity investors in order to meet its financial obligations, specifically those maturing in 2004. The Managing General Partner would also consider disposing of certain assets in order to meet its obligations.

     There can be no assurance that the Managing General Partner's debt restructuring efforts will be successful or that the debt holders will agree to a course of action consistent with the Managing General Partner's requirements in restructurings the obligations. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner.

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

     Southwest, as Managing General Partner, evaluated several liquidity alternatives for the partnerships in 2001 and 2002. During 2002, Southwest specifically pursued the possible roll-up and merger of twenty-one (21) partnerships with the general partner. Because of the complexities and conflicts of interest in such a transaction, the Managing General Partner did not make a formal repurchase offer in 2002 but has responded to limited partners desiring to sell their units in the partnerships on an "as requested" basis. Southwest anticipates that it will maintain this policy in 2003 because the aforementioned transaction is ongoing.

         Southwest Royalties Institutional Income Fund XI-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

4.   Commitments and Contingent Liabilities - continued
     As of December 31, 2002, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations, which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, the Managing General Partner does recognize by the very nature of its business, material costs could be incurred in the near term to bring the Partnership into total compliance. The amount of such future expenditures is not reliably determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Partnership's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of Partnership's properties.

5.   Related Party Transactions
     A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $55,400, $56,800 and $55,500 for the years ended December 31, 2002, 2001 and 2000, respectively. The amounts for administrative overhead attributable to operating the partnership properties have been deducted from gross oil and gas revenues in the determination of net profit interest. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

     Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $2,800,4,100 and $2,500 for the years ended December 31, 2002, 2001 and 2000, respectively. The amounts for oilfield services performed for the partnership by affiliates of the Managing General Partner have been deducted from gross oil and gas revenues in the determination of net profit interest.

     Southwest Royalties, Inc., the Managing General Partner, was paid $34,800 in 2002, 2001 and 2000, as an administrative fee for indirect general and administrative overhead expenses. The administrative fees are included in general and administrative expense on the statement of operations.

     Receivables from Southwest Royalties, Inc., the Managing General Partner, of approximately $32,324 and $15,165 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 2002 and 2001, respectively.

6.   Major Customers
     No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Two purchasers accounted for 82% of the Partnership's total oil and gas production during 2002: Sid Richardson Energy Services for 42% and Navajo Refining Company for 40%. Three purchasers accounted for 93% of the Partnership's total oil and gas production during 2001: Sid Richardson Energy Services for 52%, Navajo Refining Company for 31% and Duke Energy Field Services for 10%. Three purchasers accounted for 91% of the Partnership's total oil and gas production during 2000:
     Sid Richardson Gasoline Co. for 44%, Navajo Refining Company, Inc. for 37% and Phillips 66 Natural Gas for 10%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

         Southwest Royalties Institutional Income Fund XI-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

7.   Estimated Oil and Gas Reserves (unaudited)
     The Partnership's interest in proved oil and gas reserves is as follows:

                                Oil       Gas
                               (bbls)    (mcf)
                              --------  --------
                                 --        -
Proved     developed     and
undeveloped
 reserves -

January 1, 2000               62,000    784,000

   Revisions   of   previous  13,000    85,000
estimates
 Production                   (7,000)   (73,000)
                              --------  --------
                              --        ---
December 31, 2000             68,000    796,000

 Sales of reserves in place   (2,000)   (10,000)
   Revisions   of   previous  (33,000)  (226,000
estimates                               )
 Production                   (6,000)   (68,000)
                              --------  --------
                              --        ---
December 31, 2001             27,000    492,000

   Revisions   of   previous  21,000    (39,000)
estimates
 Production                   (6,000)   (50,000)
                              --------  --------
                              --        ---
December 31, 2002             42,000    403,000
                              ======    =======
Proved developed reserves -

December 31, 2000             67,000    783,000
                              ======    =======
December 31, 2001             27,000    479,000
                              ======    =======
December 31, 2002             41,000    390,000
                              ======    =======

     All of the Partnership's reserves are located within the continental United States.

     *Ryder Scott Company, L.P. prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2003. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

     Oil price adjustments were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results of the reserve report as of January 1, 2003 are an average price of $28.59 per barrel.

     Gas price adjustments were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results of the reserve report as of January 1, 2003 are an average price of $4.46 per Mcf.

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

     The Partnership has reserves, which are classified as proved developed producing, proved developed non-producing and proved undeveloped. All of the proved reserves are included in the engineering reports, which evaluate the Partnership's present reserves.

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

         Southwest Royalties Institutional Income Fund XI-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

7.   Estimated Oil & Gas Reserves (unaudited) - continued
     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2002, 2001 and 2000 is presented below:

                                   2002      2001      2000
                                   ----      ----      ----

Future cash inflows, net of
 production and development
 costs                        $  1,411,00  625,000   6,014,00
                                 0                   0
10% annual discount for
 estimated timing of cash
 flows                           544,000   207,000   2,793,00
                                                     0
                                 --------  --------  --------
                                 ------    --        ----
Standardized measure of
 discounted future net cash
 flows                        $  867,000   418,000   3,221,00
                                                     0
                                 ========  ======    =======

     The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                   2002      2001      2000
                                   ----      ----      ----

Sales   of   oil   and   gas
produced,
 net of production costs      $  (106,000  (225,000  (303,000
                                 )         )         )
Changes   in   prices    and     439,000   (3,104,0  2,174,00
production costs                           00)       0
Changes of production rates
 (timing) and others             (41,000)  507,000   (64,000)
Revisions of previous
 quantities estimates            115,000   (279,000  436,000
                                           )
Accretion of discount            42,000    322,000   89,000
Sales of minerals in place       -         (24,000)  -
Discounted future net
 cash flows -
Beginning of year                418,000   3,221,00  889,000
                                           0
                                 --------  --------  --------
                                 --        ----      ----
End of year                   $  867,000   418,000   3,221,00
                                                     0
                                 ======    =======   =======

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

         Southwest Royalties Institutional Income Fund XI-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

8.  Selected Quarterly Financial Results - (unaudited)

                                           Quarter
                            --------------------------------------
                                           --------
                             First     Second    Third     Fourth
                             ------   -------    ------    ------
2002:
 Total revenues          $  18,999    37,371    16,154    33,995
 Total expenses             14,891    15,686    15,051    15,920
 Net income                 4,108     21,685    1,103     18,075
 Net income per limited
  partners unit                 .66                  .12
                                      3.90                3.23

2001:
 Total revenues          $  100,024   69,479(1  27,023    31,097
                                      )
 Total expenses             19,747    25,448    33,967    20,128
 Net income (loss)          80,277    44,031    (6,944)   10,969
  Net income (loss) per
limited
  partners unit               14.69
                                      7.86      (1.78)    1.82

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

         Name               Age               Position
H. H. Wommack, III          47      Chairman   of   the    Board,
                                    President, Director
                                    and Chief Executive Officer
James N. Chapman(1)         40      Director
William P. Nicoletti(2)     57      Director
Joseph J. Radecki,  Jr.     44      Director
(2)
Richard D. Rinehart(1)      67      Director
John M. White(2)            46      Director
Herbert  C. Williamson,     54      Director
III(1)
Bill E. Coggin              48      Executive Vice President  and
                                    Chief Financial Officer
J. Steven Person            44      Vice President, Marketing

(1)  Member of the Compensation Committee

(2)  Member of the Audit Committee

H. H. Wommack, III has served as Chairman of the Board, President, Chief Executive Officer and a director since Southwest's founding in 1983. Since 1997 Mr. Wommack has served as President, Chief Executive Officer and Chairman of SRH, Soutwhest's former parent and current holder of 10% of its voting share capital. Since 1997 Mr. Wommack has served as chairman of the board of directors of Midland Red Oak Realty, Inc. From 1997 until December 2000, Mr. Wommack served as chairman of the board of directors of Basic Energy Services, Inc. and since December 2000 has continued to serve on Basic's board of directors. Prior to Southwest's formation, Mr. Wommack was a self-employed independent oil and gas producer engaged in the purchase and sale of royalty and working interests in oil and gas leases and the drilling of wells. Mr. Wommack graduated from the University of North Carolina at Chapel Hill and received his law degree from the University of Texas.

James N. Chapman has served as a director since April 19, 2002. Mr. Chapman has been involved in the investment banking industry for 18 years, presently acting as a capital markets and strategic planning consultant with private and public companies across a range of industries, including metals, mining, manufacturing, aerospace, airline, service and healthcare. Prior to establishing an independent consulting practice, Mr. Chapman worked for The Renco Group, Inc., a multi-billion private corporation in New York, for which Mr. Chapman developed and implemented financing and merger and acquisitions strategies for Renco's diverse portfolio of companies. Prior to Renco, Mr. Chapman was a founding principal of Fieldstone Private Capital Group, a capital markets advisory firm that he joined upon its inception in August 1990. Prior to joining Fieldstone, Mr. Chapman worked for Bankers Trust Company for six years, most recently in the BT Securities Capital Markets area. Mr. Chapman received an MBA degree with distinction from the Amos Tuck School at Dartmouth College and was elected an Edward Tuck Scholar. He received his BA degree with distinction magna cum laude, at Dartmouth College, was elected to Phi Beta Kappa and was a Rufus Choate Scholar.

William P. Nicoletti has served as a director since April 19, 2002. Mr. Nicoletti is Managing Director of Nicoletti & Company Inc., an investment banking and financial advisory firm. He was formerly a senior officer and head of the Energy Investment Banking Groups of E. F. Hutton & Company Inc., Paine Webber, Incorporated and McDonald Investments Inc. Mr. Nicoletti is Chairman of the board of directors of Russell-Stanley Holdings, Inc., a manufacturer and marketer of steel and plastic industrial containers. He is a director of Mark WestEnergy Partners, L.P., a business engaged in the gathering and processing of natural gas and the fractionation and storage of natural gas liquids. Mr. Nicoletti is also a Director and Chairman of the Audit Committee of Star Gas Partners, L.P., the nation's largest retail distributor of home heating oil and a major retail distributor of propane gas. Mr. Nicoletti is a graduate of Seton Hall University and received an MBA degree from Columbia University Graduate School of Business.

Joseph J. Radecki, Jr. has served as a director since April 19, 2002. Mr. Radecki is currently a Managing Director in the Leveraged Finance Group of CIBC World Markets where he is principally responsible for the firm's financial restructuring and distressed situation advisory practice. Prior to joining CIBC World Markets, Mr. Radecki was an Executive Vice President and Director of the Financial Restructuring Group of Jefferies & Company, Inc. from 1990 to 1998. From 1983 until 1990, Mr. Radecki was First Vice President in the International Capital Markets Group at Drexel Burnham Lambert, Inc., where he specialized in financial restructurings and recapitalizations. Over the past fourteen years, Mr. Radecki has been integrally involved in over 120 transactions totaling nearly $50 billion in recapitalized securities. Mr. Radeki currently serves as a Director of Wherehouse Entertainment, Inc., a music and video specialty retailer, and RBX Corporation, a manufacturer of rubber and plastic foam and other polymer products. He has previously served as Chairman of the Board of American Rice, Inc., an international rice miller and marketer, as a member of the Board of Directors of Service America Corporation, a national food service management firm, Bucyrus International, Inc., a mining equipment manufacturer, and ECO-Net, a non-profit engineering related network firm. Mr. Radecki graduated magna cum laude in 1980 from Georgetown University with a B.A. in Government.

Richard D. Rinehart has served as a director since April 19, 2002. Mr. Rinehart is a founding principal of PetroCap, Inc. and president of Kestrel Resources, Inc. PetroCap, Inc. provides investment and merchant banking services to a variety of clients active in the oil and gas industry. Kestrel Resources, Inc. is a privately owned oil and gas operating company. He served as Director of Coopers & Lybrand's Energy Systems and Services Division prior to the founding of Kestrel Resources, Inc. in 1992. Prior to joining Coopers & Lybrand, he was chief executive officer/founder of Dawn Information Resources, Inc., formed in 1986 and acquired by Coopers & Lybrand in early 1991. Mr. Rinehart served as CEO of Terrapet Energy Corporation during the period 1982 through 1986. Prior to the formation of Terrapet in 1982, he was employed as President of the Terrapet Division of E.I. DuPont de Nemours and Company. Before its acquisition by DuPont, he served as CEO and President of Terrapet Corp., a privately owned E & P company. Before the formation of Terrapet Corp. in 1972, he was manager of supplementary recovery methods and senior evaluation engineer with H. J. Gruy and Associates, Inc., Dallas, Texas.

John M. White has served as a director since April 19, 2002 Mr. White is currently an oil and gas analyst with BMO Nesbitt Burns, responsible for Fixed Income research on oil, gas and energy companies. Prior to joining BMO Nesbitt Burns in 1998, Mr. White was responsible for Fixed Income research on the oil and gas industry at John S. Herold, Inc., an independent oil and gas research and consulting firm. Mr. White's experience also includes managing a portfolio of oil and gas loans for The Bank of Nova Scotia, which included independent exploration and production companies, oil service companies, gas pipelines, gas processors and refiners. Prior to entering banking, Mr. White was with BP Exploration, where he worked primarily in exploration and production.

Herbert C. Williamson, III has served as a director since April 19, 2002. At present, Mr. Williamson is self-employed as a consultant. From March 2001 to March 2002 Mr. Williamson served as an investment banker with Petrie Parkman & Co. From April 1999 to March 2001 Mr. Williamson served as chief financial officer and from August 1999 to March 2001 as a director of Merlon Petroleum Company, a private oil and gas company involved in exploration and production in Egypt. Mr. Williamson served as executive vice president, chief financial officer and director of Seven Seas Petroleum, Inc., a publicly traded oil and gas exploration company, from March 1998 to April 1999. From 1995 through April 1998, he served as director in the Investment Banking Department of Credit Suisse First Boston. Mr. Williamson served as vice chairman and executive vice president of Parker and Parsley Petroleum Company, a publicly traded oil and gas exploration company (now Pioneer Natural Resources Company) from 1985 through 1995.

Bill E. Coggin has served as Vice President and Chief Financial Officer since joining the Managing General Partner in 1985. Previously, Mr. Coggin was Controller for Rod Ric Corporation, an oil and gas drilling company, and for C.F. Lawrence & Associates, a large independent oil and gas operator. Mr. Coggin received a B.S. in Education and a B.A. in Accounting from Angelo State University.

J. Steven Person has served as Vice President, Marketing since joining the Managing General Partner in 1989. Mr. Person began in the investment industry with Dean Witter in 1983. Prior to joining the Managing General Partner, Mr. Person was a senior wholesaler with Capital Realty, Inc. While at Capital Realty, he was involved in the syndication of mortgage based securities through the major brokerage houses. Mr. Person received a B.B.A. degree from Baylor University and an M.B.A. from Houston Baptist University.

Key Employees

Jon P. Tate, age 45, has served as Vice President, Land and Assistant Secretary of the Managing General Partner since 1989. From 1981 to 1989, Mr. Tate was employed by C.F. Lawrence & Associates, Inc., an independent oil and gas company, as land manager. Mr. Tate is a member of the Permian Basin Landman's Association.

R. Douglas Keathley, age 47, has served as Vice President, Operations of the Managing General Partner since 1992. Before joining us, Mr. Keathley worked as a senior drilling engineer for ARCO Oil and Gas Company and in similar capacities for Reading & Bates Petroleum Co. and Tenneco Oil Co.

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

Item 11.  Executive Compensation

The Partnership does not have any directors or executive officers. The executive officers of the Managing General Partner do not receive any cash compensation, bonuses, deferred compensation or compensation pursuant to any type of plan, from the Partnership. The Managing General Partner received $34,800 in 2002, 2001 and 2000, as an annual administrative fee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

There are no limited partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests.

The   Managing  General  Partner  owns  a  nine  percent  interest  in  the
Partnership as a general partner.

No officer or director of the Managing General Partner owns Units in the Partnership. H. H. Wommack, III, as the individual general partner of the Partnership, owns a one percent interest as a general partner. There are no arrangements known to the Managing General Partner, which may at a subsequent date result in a change of control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

In 2002, the Managing General Partner received $34,800 as an administrative
fee.   This  amount  is  part  of the general and  administrative  expenses incurred by the Partnership.

In some instances the Managing General Partner and certain officers and employees may be working interest owners in an oil and gas property in which the Partnership also has a working interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $55,400 for administrative overhead attributable to operating such properties during 2002.

Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $2,800 for the year ended December 31, 2002.

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

                  99.1 Certification pursuant to 18 U.S.C. Section 1350
99.2 Certification pursuant to 18 U.S.C. Section 1350

          (b)     Reports on Form 8-K

                  There  were  no  reports filed on  Form  8-K  during  the
              quarter ended December 31, 2002.

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


                          Southwest Royalties Institutional Income
                          Fund XI-B, L.P., a Delaware limited partnership


                                        By:    Southwest  Royalties,  Inc.,
                                 Managing
                                 General Partner


                          By:    /s/ H. H. Wommack, III
                                 ------------------------------------------
-----
                                           H. H. Wommack, III, President


                          Date:  March 28, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

By:/s/ H. H. Wommack, III                    By:    /s/   James    N.
                                             Chapman
---------------------------                  ------------------------
--------------------                         -----------------------
H.    H.   Wommack,    III,                  James     N.    Chapman,
Chairman of the Board,                       Director
President,   Director   and
Chief Executive Officer

Date:     March 28, 2003                     Date:     March 28, 2003


By:     /s/   William    P.                  By:    /s/   Joseph   J.
Nicoletti                                    Radecki, Jr.
---------------------------                  ------------------------
--------------------                         -----------------------
William    P.    Nicoletti,                  Joseph J. Radecki,  Jr.,
Director                                     Director

Date:     March 28, 2003                     Date:     March 28, 2003


By:     /s/   Richard    D.                  By:  /s/ John M. White
Rinehart
---------------------------                  ------------------------
--------------------                         -----------------------
Richard     D.    Rinehart,                  John M. White, Director
Director

Date:     March 28, 2003                     Date:     March 28, 2003


By:     /s/   Herbert    C.
Williamson, III
---------------------------
--------------------
Herbert C. Williamson, III,
Director

Date:     March 28, 2003

                         CERTIFICATIONS

          I, H.H. Wommack, III, certify that:

          1. I have reviewed this annual report on Form 10-K of Southwest Royalties Institutional Income Fund XI-B, L.P.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:
               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.   The registrant's other certifying officers and I have
disclosed,   based  on  our  most  recent  evaluation,   to   the
registrant's  auditors  and the audit committee  of  registrant's
board   of   directors  (or  persons  performing  the  equivalent
functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

/s/ H.H. Wommack, III
H. H. Wommack, III
Chairman, President, Director and Chief Executive Officer
  of Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Royalties Institutional
  Income Fund XI-B, L.P.

                         CERTIFICATIONS

          I, Bill E. Coggin, certify that:

     1. I have reviewed this annual report on Form 10-K of Southwest Royalties Institutional Income Fund XI-B, L.P.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Royalties Institutional Income Fund XI-B, L.P.

                          Exhibit Index


Item No.     Description                                           Page No.

             Exhibit 99.1 Certification pursuant to 18 U.S.C.       39
             Section 1350, as adopted pursuant to Section 906
             of the Sarbanes-Oxley Act of 2002

             Exhibit 99.2 Certification pursuant to 18 U.S.C.       40
             Section 1350, as adopted pursuant to Section 906
             of the Sarbanes-Oxley Act of 2002

                    CERTIFICATION PURSUANT TO
                     19 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Annual Report of Southwest Royalties Institutional Income Fund XI-B, Limited Partnership (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.H. Wommack, III, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  March 28, 2003




/s/ H.H. Wommack, III
H. H. Wommack, III
Chairman, President, Director and Chief Executive Officer
  of Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Royalties Institutional Income Fund XI-B, L.P.

                    CERTIFICATION PURSUANT TO
                     19 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


   In connection with the Annual Report of Southwest Royalties Institutional Income Fund XI-B, Limited Partnership (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (3) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (4) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  March 28, 2003




/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Royalties Institutional Income Fund XI-B, L.P.