Form 10-Q
period 2003-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND XI-B LP
filed 2003-11-14
CIK 887425

1 of 25
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

                      ________(432) 686-9927________
                      (Registrant's telephone number,
                           including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes __X__ No _____

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             Yes ____ No __X__


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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2002, which are found in the Registrant's Amendment No. 1 to its Annual Report on Form 10-K for 2002 filed with the Securities and Exchange Commission on November 12, 2003. The December 31, 2002 balance sheet included herein has been derived from the Registrant's Amendment No. 1 to its Annual Report on Form 10-K for 2002. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results for the full year.

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

This change in depletion method was applied as a cumulative effect of a change in accounting principle effective as of January 1, 2002. The unaudited condensed financial statements of the Partnership for the periods ended September 30, 2002, included herein, have been restated (as described in Notes 4 and 5 to the Partnership's financial statements) using the new depletion method and differ from those previously issued in the Partnership's Quarterly Report on Form 10-Q for the periods ended September 30, 2002.

         Southwest Royalties Institutional Income Fund XI-B, L.P.

                              Balance Sheets

                                 Septembe  December
                                  r 30,      31,
                                   2003      2002
                                   ----      ----
                                 (unaudit
                                   ed)
Assets
---------

Current assets:
 Cash and cash equivalents    $  31,992    16,742
  Receivable  from  Managing     14,605    32,324
General Partner
                                 --------  --------
                                 ----      -----
   Total current assets          46,597    49,066
                                 --------  --------
                                 ----      -----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       2,015,40  1,978,74
                                 6         5
       Less      accumulated
depreciation,
         depletion       and     1,788,86  1,758,72
amortization                     5         1
                                 --------  --------
                                 ----      -----
      Net   oil   and    gas     226,541   220,024
properties
                                 --------  --------
                                 ----      -----
                              $  273,138   269,090
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
-----------
Current     liability      -  $  -         148
distribution payable
                                 --------  --------
                                 ----      ---
Other long term liabilities      129,430   -
                                 --------  --------
                                 ----      ---
Partners Equity:
 General partners                (6,551)   3,181
 Limited partners                150,259   265,761
                                 --------  --------
                                 ----      -----
   Total partners' equity        143,708   268,942
                                 --------  --------
                                 ----      -----
                              $  273,138   269,090
                                 =======   =======

         Southwest Royalties Institutional Income Fund XI-B, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended  Nine Months Ended
                                   September 30,       September 30,
                                   2003      2002      2003      2002
                                           (Restate            (Restate
                                              d)                  d)
                                   ----      ----      ----      ----
Revenues
-------------
Income from net profits        $ 29,396    16,083    130,516   72,314
interests
Interest                         59        71        165       211
                                 --------  --------  --------  --------
                                 -         -         -         -
                                 29,455    16,154    130,681   72,525
                                 --------  --------  --------  --------
                                 -         -         -         -
Expenses
------------
General and administrative       12,359    11,051    39,480    30,628
Depreciation, depletion and      5,000     4,000     17,000    17,000
amortization
Accretion of asset retirement    2,442     -         7,397     -
obligation
                                 --------  --------  --------  --------
                                 -         -         -         -
                                 19,801    15,051    63,877    47,628
                                 --------  --------  --------  --------
                                 -         -         -         -
Net income before cumulative     9,654     1,103     66,804    24,897
effects

Cumulative effect of change
in accounting
 principle - SFAS No. 143 -      -         -         (71,123)  -
See Note 3
Cumulative effect of change
in accounting principle
 - change in depletion method    -         -         -         6,000
- See Note 4
                                 --------  --------  --------  --------
                                 -         -         -         -
Net income (loss)              $ 9,654     1,103     (4,319)   30,897
                                 =====     =====     =====     =====
Net income (loss) allocated
to:

 Managing General Partner      $ 1,319     459       1,141     3,771
                                 =====     =====     =====     =====
 General Partner               $ 146       51        127       419
                                 =====     =====     =====     =====
 Limited Partners              $ 8,189     593       (5,587)   26,707
                                 =====     =====     =====     =====
  Per limited partner unit     $   1.69         .12
before cumulative effect                             12.05     4.27
  Cumulative effects per              -         -    (13.20)     1.24
limited partner unit
                                 --------  --------  --------  --------
                                           -         -
  Per limited partner unit     $   1.69         .12
                                                     (1.15)    5.51
                                 =====     =====     =====     =====
Pro forma amounts assuming
change is applied
 retroactively (See Note 3):
 Net income (loss) before      $ -         (1,175)   -         18,059
cumulative effect
                                 =====     =====     =====     =====
  Per limited partner unit     $ -          (.30)    -           3.00
(4,851.0)
                                 =====     =====     =====     =====
 Net income (loss)             $ -         (1,175)   -         24,059
                                 =====     =====     =====     =====
  Per limited partner unit     $ -          (.30)    -           4.24
(4,851.0)
                                 =====     =====     =====     =====

         Southwest Royalties Institutional Income Fund XI-B, L.P.
                         Statements of Cash Flows
                                (unaudited)

                                         Nine Months Ended
                                           September 30,
                                          2003      2002
                                                  (Restated
                                                      )
                                          ----      ----
Cash flows from operating activities
 Cash received from income from net
  profits interests                   $ 138,894   79,470
 Cash paid to suppliers                 (30,138   (39,512)
                                        )
 Interest received                      165       211
                                        -------   ---------
                                        ---       -
  Net cash provided by operating        108,921   40,169
activities
                                        -------   ---------
                                        ---       -

Cash flows provided by investing
activities
 Sale of oil and gas property           27,392    -
                                        -------   ---------
                                        ---       -
Cash flows used in financing
activities
 Distributions to partners              (121,06   (59,505)
                                        3)
                                        -------   ---------
                                        ---       -
  Net increase (decrease) in cash and   15,250    (19,336)
cash equivalents

 Beginning of period                    16,742    35,398
                                        -------   ---------
                                        ---       -
 End of period                        $ 31,992    16,062
                                        ======    ======

Reconciliation of net income (loss)
to net cash
provided by operating activities

Net income (loss)                     $ (4,319)   30,897

Adjustments to reconcile net income
(loss) to net
 cash provided by operating
activities

 Depreciation, depletion and            17,000    17,000
amortization
 Accretion of asset retirement          7,397     -
obligation
 Cumulative effect of change in
accounting
  principle - SFAS No. 143              71,123    -
 Cumulative effect of change in
accounting
  principle - change in depletion       -         (6,000)
method
 Decrease in receivables                8,378     7,156
 Increase (decrease) in payables        9,342     (8,884)
                                        -------   ---------
                                        ---       -
Net cash provided by operating        $ 108,921   40,169
activities
                                        ======    ======
Noncash investing and financing
activities:

 Increase in oil and gas properties -
Adoption
  of SFAS No. 143                     $ 52,752    -
                                        ======    ======
Decrease in oil and gas properties -
SFAS No. 143
  Asset retirement obligation         $ 1,843     -
settlement
                                        ======    ======

         Southwest Royalties Institutional Income Fund XI-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

1. Organization
    Southwest Royalties Institutional Income Fund XI-B, L.P. was organized under the laws of the state of Delaware on August 31, 1993, for the purpose of acquiring producing oil and gas properties and to produce and market crude oil and natural gas produced from such properties for a term of 50 years, unless terminated at an earlier date as provided for in the Partnership Agreement. The Partnership will sell its oil and gas production to a variety of purchasers with the prices it
    receives  being  dependent  upon the oil and  gas  economy.   Southwest
    Royalties, Inc. serves as the Managing General Partner and H. H. Wommack, III, as the individual general partner. Partnership profits and losses, as well as all items of income, gain, loss, deduction, or credit, will be credited or charged as follows:
                                                Limited   Genera
                                                            l
                                                Partner   Partne
                                                          rs (1)
                                                -------   ------
                                                            --
                  Organization  and   offering    100%      -
                  expenses (2)
                  Acquisition costs               100%      -
                  Operating costs                 90%      10%
                  Administrative costs (3)        90%      10%
                  Direct costs                    90%      10%
                  All other costs                 90%      10%
                  Interest  income  earned  on
                  capital
                   contributions                  100%      -
                  Oil and gas revenues            90%      10%
                  All other revenues              90%      10%
                  Amortization                    100%      -
                  Depletion allowances            100%      -

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2003, and for the three and nine months ended September 30, 2003, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2002, filed with SEC on November 12, 2003.

         Southwest Royalties Institutional Income Fund XI-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

3.   Cumulative effect of change in accounting principle - SFAS No. 143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $52,752, a long term liability of approximately $123,875 and a loss of approximately $71,123 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At September 30, 2003, the asset retirement obligation was $129,430, and the increase in the balance from January 1, 2003 is due primarily by accretion expense of $7,397, partially offset by the plug and abandonment of an oil property, which decreased the asset retirement obligation by $1,842. The pro forma amounts for the three and nine months ended September 30, 2002, which are presented on the face of the statements of operations, reflect the effect of retroactive application of SFAS No. 143.

4. Cumulative effect of change in accounting principle - change in depletion method
     In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The
     Partnership adopted the units-of-production method through the recording of a cumulative effect of a change in accounting principle in the amount of $6,000 effective as of January 1, 2002. The Partnership's depletion for the three and nine months ended September 30, 2003 and 2002 has been calculated using the units-of-production method. There was no effect due to the change in depletion method on the quarter ended September 30, 2002. The effect of the change on the nine months ended September 30, 2002 was to decrease income before cumulative effect of a change in accounting principle by $2,000 ($.41 per limited partner unit) and increase net income by $4,000 ($.82 per limited partner unit).

         Southwest Royalties Institutional Income Fund XI-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

5.   September 30, 2002 Restatement
     During the fourth quarter of 2002, the Partnership changed its method of providing for depletion from the units-of-revenue method to the units-of-production method as described in Note 4.

     This change in the method used to implement the Partnership's change in the manner in which it determines depletion resulted in an increase in the Partnership's previously reported net oil and gas properties of $4,000 from $216,024 to $220,024 as of December 31, 2002 and did not
     effect the Partnership's 2002 cash flows from operations, investing or financing activities.

     The change had the following effects on the Statement of Operations for the three and nine months ended September 30, 2002.

                           Three Months Ended      Nine Months Ended
                                  (1)
                                    Previousl               Previousl
                                        y                       y
                                     Reported     Restated  Reported
  Depreciation,
  depletion and
  amortization                                    17,000    15,000
                                     4,000
  Income before                     1,103         24,897    26,897
  cumulative effect
Cumulative effect of
  change in
  accounting principle              -             6,000     -
  Net income                        1,103         30,897    26,897
  Net income allocated
  to:
  Managing General                  459           3,771     3,771
  Partner
  General partner                   51            419       419
  Limited partners                  593           26,707    22,707
   Income per limited
  partner
     unit before
  cumulative effect                 .12           4.27      4.68
   Cumulative effect
  per limited
     partner unit
                                    -             1.24      -
   Net income per
  limited
     partner unit
                                    .12           5.51      4.68

(1) There was no effect due to the change in depletion method on the quarter ended September 30, 2002.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2003, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of September 30, 2003, there were no timing differences, which resulted in a deficit net profit interest.

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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2003 and 2002

The following table provides certain information regarding performance factors for the quarters ended September 30, 2003 and 2002:

                                    Three Months
                                       Ended         Percenta
                                                        ge
                                   September 30,     Increase
                                   2003      2002    (Decreas
                                                        e)
                                   ----      ----    --------
                                                        --
Average price per barrel  of  $    27.31             6%
oil                                        25.85
Average price per mcf of gas  $     4.19             44%
                                           2.90
Oil production in barrels        1,390     1,350     3%
Gas production in mcf            9,400     10,900    (14%)
Income   from  net   profits  $  29,396    16,083    83%
interests
Partnership distributions     $  30,000    15,000    100%
Limited              partner  $  27,000    13,500    100%
distributions
Per  unit  distribution   to
limited
 partners                     $                      100%
                                 5.57      2.78
Number  of  limited  partner     4,851     4,851
units

Revenues

The Partnership's income from net profits interests increased to $29,396 from $16,083 for the quarters ended September 30, 2003 and 2002, respectively, an increase of 83%. The principal factors affecting the comparison of the quarters ended September 30, 2003 and 2002 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002 by 6%, or $1.46 per barrel, resulting in an increase of approximately $2,000 in income from net profits interests. Oil sales represented 49% of total oil and gas sales during the quarter ended September 30, 2003 as compared to 52% during the quarter ended September 30, 2002.

     The average price for an mcf of gas received by the Partnership increased during the same period by 44%, or $1.29 per mcf, resulting in an increase of approximately $12,100 in income from net profits interests.

     The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $14,100. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2.
   Oil production increased approximately 40 barrels or 3% during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002, resulting in an increase of approximately $1,000 in income from net profits interests.

   Gas production decreased approximately 1,500 mcfs or 14% during the same period, resulting in a decrease of approximately $4,400 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in production is approximately $3,400.

3.  Lease   operating  costs  and  production  taxes  were  5%  lower,   or
    approximately $2,500 less during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002.

Costs and Expenses

Total costs and expenses increased to $19,801 from $15,051 for the quarters ended September 30, 2003 and 2002, respectively, an increase of 32%. The increase is the result of higher depletion expense, general and administrative expense and accretion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 12% or $1,300 during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002. The increase in general and administrative expense is due to an increase in independent accounting review and audit fees.

2. Depletion expense increased to $5,000 for the quarter ended September 30, 2003 from $4,000 for the same period in 2002. This represents an increase of 25%. In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. There was no effect due to the change in depletion method on the quarter ended September 30, 2002(See Note 4 of the notes to the financial statements). The contributing factor to the increase in depletion expense is in relation to the BOE depletion rate for the quarter ended September 30, 2003, which was $1.69 applied to 2,957 BOE as compared to $1.26 applied to 3,167 BOE for the same period.

B.  General Comparison of the Nine Month Periods Ended September 30, 2003
and 2002

The following table provides certain information regarding performance factors for the nine-month periods ended September 30, 2003 and 2002:

                                    Nine Months
                                       Ended         Percenta
                                                        ge
                                   September 30,     Increase
                                   2003      2002    (Decreas
                                                        e)
                                   ----      ----    --------
                                                        --
Average price per barrel  of  $                      22%
oil                              28.54     23.45
Average price per mcf of gas  $                      85%
                                 4.96      2.68
Oil production in barrels        3,900     4,300     (9%)
Gas production in mcf            31,600    39,900    (21%)
Income   from  net   profits  $  130,516   72,314    80%
interests
Partnership distributions     $  120,915   59,505    103%
Limited              partner  $  109,915   54,505    102%
distributions
Per  unit  distribution   to
limited
 partners                     $                      102%
                                 22.66     11.24
Number  of  limited  partner     4,851     4,851
units

Revenues

The Partnership's income from net profits interests increased to $130,516 from $72,314 for the nine months ended September 30, 2003 and 2002, respectively, an increase of 80%. The principal factors affecting the comparison of the nine months ended September 30, 2003 and 2002 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 by 22%, or $5.09 per barrel, resulting in an increase of approximately $19,900 in income from net profits interests. Oil sales represented 42% of total oil and gas sales during the nine months ended September 30, 2003 as compared to 49% during the nine months ended September 30, 2002.

    The average price for an mcf of gas received by the Partnership increased during the same period by 85%, or $2.28 per mcf, resulting in an increase of approximately $72,000 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $91,900. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 400 barrels or 9% during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002, resulting in a decrease of approximately $9,400 in income from net profits interests.

    Gas production decreased approximately 8,300 mcfs or 21% during the same period, resulting in a decrease of approximately $22,200 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $31,600. The decrease in gas production is due primarily to one lease that had been shut in at the end of 2002, and has been brought back on during the nine months ended September 30, 2003.

3.  Lease  operating  costs  and  production  taxes  were  7%  higher,   or
    approximately $9,800 more during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

Costs and Expenses

Total costs and expenses increased to $63,877 from $47,628 for the nine months ended September 30, 2003 and 2002, respectively, an increase of 34%. The increase is the result of higher general and administrative expense and accretion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 29% or $8,900 during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The increase in general and administrative expense is due to an increase in independent accounting review and audit fees.

2. Depletion expense remained unchanged for the nine months ended September 30, 2003 compared to the same period in 2002. In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in
   the   oil  and  gas  industry,  accordingly,  the  change  improves  the comparability  of the Partnership's financial statements with  its  peer
   group.   The  effect of this change in method was to increase  depletion expense for the nine months ended September 30, 2002 by $2,000 and increase net income for the nine months ended September 30, 2002 by $4,000(See Note 4 of the notes to the financial statements).

Cumulative effect of change in accounting principle

On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $52,752, a long term liability of approximately $123,875 and a loss of approximately $71,123 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At September 30, 2003, the asset retirement obligation was $129,430, and the increase in the balance from January 1, 2003 is due primarily by accretion expense of $7,397, partially offset by the plug and abandonment of an oil property, which decreased the asset retirement obligation by $1,842. The pro forma amounts for the three and nine months ended September 30, 2002, which are presented on the face of the statements of operations, reflect the effect of retroactive application of SFAS No. 143.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $108,900 in the nine months ended September 30, 2003 as compared to approximately $40,200 in the nine months ended September 30, 2002. The primary source of the 2003 cash flow from operating activities was from oil and gas operations.

Cash flows provided by investing activities were approximately $27,400 in the nine months ended September 30, 2003. There were no cash flows provided by investing activities in the nine months ended September 30, 2002. The principal source of the 2003 cash flow from investing activities was the sale of an oil and gas property.

Cash flows used in financing activities were approximately $121,100 in the nine months ended September 30, 2003 as compared to approximately $59,500 in the nine months ended September 30, 2002. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2003 were $120,915 of which $109,915 was distributed to the limited partners and $11,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2003 was $22.66. Total distributions during the nine months ended September 30, 2002 were $59,505 of which $53,555 was distributed to the limited partners and $5,950 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2002 was $11.24.

The  source  for  the  2003  distributions of  $120,915  was  oil  and  gas operations  of  approximately  $108,900 and  the  change  in  oil  and  gas
properties  of  approximately  $27,400,  resulting  in  excess   cash   for
contingencies  or  subsequent  distribution.   The  sources  for  the  2002
distributions of $59,505 were oil and gas operations of approximately $40,200, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative cash distributions of $1,786,825 have been made to the partners. As of September 30, 2003, $1,624,212 or $334.82 per limited partner unit has been distributed to the limited partners, representing a 67% return of the capital contributed.

As of September 30, 2003, the Partnership had approximately $46,600 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

The  Managing General Partner has examined various alternatives to  address the issue of depleting producing reserves. Continuing operations exposes the partnership to an inevitable decline in operating results and distributions of cash. Liquidating the partnership would result in immediate realization of cash for limited partners, but prices paid by purchasers of Partnership property in liquidation would likely include a substantial discount for risks and uncertainties of future cash flows, as well as any development risks. After reviewing various alternatives, the Managing General Partner initiated a plan to merge the Partnership and 20 other limited partnerships with and into the Managing General Partner. On October 17, 2002, the Managing General Partner filed a Registration Statement on Form S-4 with the Securities and Exchange Commission relating to this proposed merger. There is no assurance, however, that this merger will be consummated. Currently the Managing General Partner is evaluating whether or not to continue to pursue the proposed merger.

Liquidity - Managing General Partner
In  previous  reports  the Partnership provided that the  Managing  General
Partner had $124.0 million of principal scheduled to mature between December 31, 2002 and December 31, 2004. Subsequent to September 30, 2003 the Managing General Partner refinanced the majority of its debt obligations and currently has $71.7 million in debt scheduled to mature on June 1, 2006 and $40.0 million in debt scheduled to mature on October 15, 2008. The Managing General Partner believes that it has adequate cash flows to meet its debt principal maturities scheduled for 2004.

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

Item 4.   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The senior management of the Partnership's Managing General Partner is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the "Exchange Act")) designed to ensure that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer of officers and principal financial officer or officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Partnership carried out an evaluation, with the participation of the Chief Executive
Officer and Chief Financial Officer of the Managing General Partner, as well as other key members of the Managing General Partner's management, of the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Managing General Partner's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the Partnership's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls. There have not been any changes in the Partnership's internal controls over financial reporting identified in connection with the evaluation described above that occurred during the Partnership's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, these internal controls over financial reporting.

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

Date:     November 14, 2003

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


Date:  November 14, 2003           /s/
                                   H. H. Wommack, III
                                    Chairman, President and Chief Executive
Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund XI-B, L.P.

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


Date:  November 14, 2003           /s/
                                   Bill E. Coggin
                                   Executive Vice President
                                   and Chief Financial Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund XI-B, L.P.

       CERTIFICATION PURSUANT TO                        Exhibit 32.1
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Royalties Institutional Income Fund XI-B, Limited Partnership (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.H. Wommack, III, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  November 14, 2003




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

              CERTIFICATION PURSUANT TO          Exhibit 32.2
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


    In connection with the Quarterly Report of Southwest Royalties Institutional Income Fund XI-B, Limited Partnership (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date November 14, 2003




/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Royalties Institutional Income Fund XI-B, L.P.